Form 10-Q
period 1999-06-30
KELLER MANUFACTURING CO
filed 1999-08-16
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)


[  X  ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the quarterly period ended June 30, 1999 .

         or

[     ]  Transition Report  Pursuant  to  Section  13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the transition period from              to                    .

Commission File Number: 000-25939


THE KELLER MANUFACTURING COMPANY, INC.
--------------------------------------
(Exact name of registrant as specified in its charter)


Indiana                                                   35-0435090
-------                                                   ----------
(State or other jurisdiction of                           (IRS Employer Identification No.)
incorporation or organization)

701 N. Water Street, Corydon, Indiana                     47112
-------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

(812) 738-2222
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X          No

As of June 30, 1999, the registrant had 5,790,987 shares of Common Stock, no par value, outstanding.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION                                                                          Page
Item 1.      Financial Statements:
             Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                             3

             Consolidated Statements of Income for the Three Months and Six Months ended June
             30, 1999 and 1998                                                                                 4

             Consolidated Statements of Cash Flows for the Six Months ended June 30, 1999 and
             1998                                                                                              5

             Notes to Consolidated Financial Statements                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations             7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                       11

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                12

Item 2.      Changes in Securities and Use of Proceeds                                                        12

Item 3.      Defaults Upon Senior Securities                                                                  12

Item 4.      Submission of Matters to a Vote of Security Holders                                              12

Item 5.      Other Information                                                                                12

Item 6.      Exhibits and Reports on Form 8-K                                                                 12

             Signatures                                                                                       13

             Index to Exhibits                                                                                14



PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
                                                                       June 30,     December 31,
                                                                         1999           1998
                                                                      -----------    -----------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $ 4,098,806    $ 3,985,786
   Accounts receivable, less allowance for doubtful accounts of
   $294,000 (1999) and $291,000 (1998)                                  7,168,452      6,284,517
   Inventories                                                         17,053,781     16,066,490
   Current deferred tax asset                                             253,339        259,533
   Income taxes receivable                                                 56,589        278,862
   Other current assets                                                   442,530        536,924
                                                                      -----------    -----------

         Total current assets                                          29,073,497     27,412,112

PROPERTY, PLANT AND EQUIPMENT - net                                     9,689,139      9,798,174

INVESTMENT SECURITY AVAILABLE FOR SALE                                                   500,000

PREPAID PENSION COSTS                                                   1,577,644      1,760,759
                                                                      -----------    -----------

TOTAL                                                                 $40,340,280    $39,471,045
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $ 1,792,524    $ 1,825,343
   Commissions, salaries and withholdings                               1,187,261      1,582,327
   Accrued vacation                                                       559,212        435,591
   Other current liabilities                                            1,370,088      1,410,341
                                                                      -----------    -----------

         Total current liabilities                                      4,909,085      5,253,602

LONG-TERM LIABILITIES -
   Deferred income taxes                                                1,046,538      1,085,054
                                                                      -----------    -----------

         Total liabilities                                              5,955,623      6,338,656
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - no par value, 40,000,000 shares authorized,              28,682        696,825
         5,790,987 shares issued and outstanding as of
         June 30, 1999 and 5,851,767 shares issued and
         outstanding as of December 31, 1998
   Retained earnings                                                   34,355,975     32,435,564
                                                                      -----------    -----------

         Total stockholders' equity                                    34,384,657     33,132,389
                                                                      -----------    -----------

TOTAL                                                                 $40,340,280    $39,471,045
                                                                      ===========    ===========


See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)
                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                     ---------------------------     ---------------------------
                                                         1999           1998             1999           1998
                                                     -----------     -----------     -----------     -----------

NET SALES                                            $15,683,326     $13,658,824     $29,677,868     $30,361,508

COST OF SALES                                         11,195,104       9,929,320      21,415,318      21,733,104
                                                     -----------     -----------     -----------     -----------

GROSS PROFIT                                           4,488,222       3,729,504       8,262,550       8,628,404

SELLING, GENERAL AND ADMINISTRATIVE                    2,405,843       1,675,498       4,574,586       3,736,703
                                                     -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                             2,081,379       2,054,006       3,687,964       4,891,701

INCOME TAXES                                             788,652         801,685       1,359,952       1,856,900
                                                     -----------     -----------     -----------     -----------

NET INCOME                                           $ 1,282,727     $ 1,252,321     $ 2,328,012     $ 3,034,801
                                                     ===========     ===========     ===========     ===========

NET INCOME PER SHARE OF COMMON
STOCK,
   basic and dilutive -
     based on weighted  average  number of
     shares  outstanding  of 5,830,796 and
     5,856,160  for the six months  ended
     June 30, 1999 and 1998,  respectively;
     and  5,803,162  and  5,863,215 for the
     three months ended June 30, 1999 and
     1998, respectively.                             $      0.22     $      0.21     $      0.40     $      0.52
                                                     ===========     ===========     ===========     ===========



See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)

                                                                     Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                  1999             1998
                                                               ------------   ------------
OPERATING ACTIVITIES:
   Net income                                                  $ 2,328,012    $ 3,034,801
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                788,100        760,200
       Deferred income taxes                                       (32,322)        28,549
       Common stock awards                                         307,660        312,329
       Changes in assets and liabilities:
         Accounts receivable                                      (883,935)       107,301
         Inventories                                              (987,291)    (1,061,939)
         Other current assets                                       94,394        (22,530)
         Prepaid pension costs                                     183,115         98,600
         Accounts payable                                          (32,819)      (436,448)
         Commissions, salaries and withholdings                   (395,066)      (569,645)
         Other current liabilities                                  83,368         73,262
         Income taxes receivable                                   222,273        (37,100)
                                                               ------------   ------------

              Net cash provided by operating activities          1,675,489      2,287,380
                                                               ------------   ------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (679,065)    (1,268,027)
   Sale of investment security available for sale                  500,000              0
                                                               ------------   ------------

              Net cash used in investing activities               (179,065)    (1,268,027)
                                                               ------------   ------------

FINANCING ACTIVITIES:
   Purchases of common stock                                      (975,803)      (223,106)
   Dividends paid                                                 (407,601)      (351,340)
                                                               ------------   ------------

              Net cash used in financing activities             (1,383,404)      (574,446)
                                                               ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          113,020        444,907

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     3,985,786      3,902,289
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS, END OF QUARTER                      $ 4,098,806    $ 4,347,196
                                                               ============   ============

CASH PAID DURING THE YEAR FOR:
   Interest                                                    $       169    $     2,765
                                                               ============   ============
   Income taxes                                                $ 1,170,000    $ 1,894,000
                                                               ============   ============

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998



Note 1.  Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10 filed by the Company with the Securities and Exchange Commission ("SEC"). The results of operations for the six months ended June 30,1999 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.  Inventories

The following is a summary of the major classes of inventories:

                            June 30, 1999              December 31, 1998
                            -------------              -----------------
                              (Unaudited)
Raw Materials                 $ 6,853,834                    $ 6,801,656
Work-in-process                 7,423,903                      6,488,392
Finished Goods                  2,776,044                      2,776,442
                              -----------                    -----------
Net inventories               $17,053,781                    $16,066,490
                              ===========                    ===========



Note 3.  Income Taxes

The Company made an overpayment of approximately $140,000 in federal income taxes for the fiscal year ended December 31, 1998. This overpayment contributed to a reduction in income taxes paid as reflected on the Company's Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999 and 1998. The major contributor to this reduction, however, is the drop in net income for the first half of 1999 as compared to the first half of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included its Form 10 Registration Statement filed by the Company with the Securities and Exchange Commission.

As has been the Company's historical practice, a quarterly newsletter was sent to the stockholders of the Company on August 9, 1999, with preliminary abbreviated financial information included. In finalizing the financial statements, certain expenses were re-categorized between Selling, General and Administrative Expenses and Cost of Sales. This re-classification created a reduction in Selling, General and Administrative Expenses and an increase in Cost of Sales of $281,000 for the second quarter and $649,000 for the first half of 1999.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                    1999        1998             1999         1998
                                                    ----        ----             ----         ----
Net Sales                                          100.0%      100.0%           100.0%       100.0%

Cost of Sales                                       71.4%       72.7%            72.2%        71.6%

Gross Profit                                        28.6%       27.3%            27.8%        28.4%

Selling, General & Administrative                   15.3%       12.3%            15.4%        12.3%

Operating Income                                    13.3%       15.0%            12.4%        16.1%

Other Expense(1)                                       *           *                *            *

Income Before Taxes                                 13.3%       15.0%            12.4%        16.1%

Income Taxes                                         5.1%        5.9%             4.6%         6.1%

Net Income                                           8.2%        9.1%             7.8%        10.0%


(1)  *Less than 1%.

Three Months Ended June 30, 1999, compared to three months ended June 30, 1998.

Net Sales. Net sales increased approximately $2.0 million to approximately $15.7 million for the second quarter 1999 compared to approximately $13.7 million in the second quarter 1998. This was an increase of approximately 14.8% in net sales. The primary factor for the increase in net sales was due to the first shipments of the PGA TOUR(R) group. The increased sales of the PGA TOUR group in the second quarter over the first quarter were due, in large part, to a build up in inventory of certain items which occurred in the first quarter while the matching items were finished in the second quarter. The Company was able to ship approximately $2.6 million of PGA TOUR product in the second quarter.

Cost of Sales. Cost of sales as a percentage of net sales decreased approximately 1.3% for the second quarter 1999, at 71.4% compared to 72.7% for the second quarter 1998. Actual cost of sales rose from $9.9 million for the second quarter 1998 to $11.2 million for the second quarter 1999. This dollar increase was primarily due to the increase in sales during the same time period. Another contributing factor to the higher cost of sales in the second quarter of 1999, which also accounted for, in part, a more than $130,000 increase in material costs for the second quarter 1999 as compared to 1998's second quarter, was the increased cost of lumber during 1998 which was not recognized until 1999. This lag in the recognition of higher lumber prices is due to the fact that once lumber is purchased, almost a full year will pass until that same lumber has passed completely through the Company's manufacturing process and emerges as finished furniture. Lumber prices for 1999 have fallen as compared to 1998 averaging approximately $100 per 1,000 board feet; however, the Company will not begin to realize these cost reductions until the fourth quarter 1999. The percentage decrease in Cost of Sales was due primarily to the improved cost efficiencies resulting from the higher sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.7 million from the second quarter 1998 to the second quarter 1999. As a percent of net sales, Selling, General and Administrative Expenses increased approximately 3.0% from 12.3% for the second quarter 1998 to 15.3% for the second quarter 1999.

Selling expenses for the second quarter 1999 increased approximately $400,000 as compared to the second quarter 1998. The two most significant factors included funds advanced to certain furniture retailers carrying the Company's PGA TOUR furniture line for PGA TOUR events and sweepstakes, as well as royalties to the PGA TOUR. These two items contributed to greater than half of the increased selling expenses for the second quarter. Another contributing factor was catalogs printed for the new PGA TOUR group. Expenses for PGA TOUR events and catalogs are one time events and should not generate further significant expenditures.

Another factor responsible for the increase in Selling, General and Administrative Expenses was increases of approximately $150,000 for expenditures involving implementation of the EMS Information System. The largest expense was for training of office employees for installation of the accounts receivable, accounts payable and the general ledger for the new 608 system. The 608 system is a customized segment of the Company's EMS Information System and is designed for use in the Company's accounting functions listed above. Developing this custom software for the 608 system to be used in the office was also a major expense. A final factor relating to the Company's computer systems, which is also partially responsible for the rise in Selling, General and Administrative Expenses, was added consulting necessary to upgrade the old information system being used in certain areas.

Another factor contributing to the increase in Selling, General and Administrative Expenses was a $207,000 reduction in certain expenses in the second quarter 1998. The Company had previously set aside $207,000 for a potential bad debt expense due to Smith's Home Furnishings, a furniture retailer who filed for bankruptcy protection. A claim stemming from this filing alleged Smith's Home Furnishings made a preferential payment to the Company of $207,000. The bankruptcy court ruled that the Company is not liable for the claim. The Company recognized a reduction in Selling, General and Administrative Expenses in the second quarter 1998 to reverse the expense previously recorded.

Net Income. As a result of the above factors, the Company's net income for the second quarter 1999 was $1,282,727. This is $30,406 greater than 1998's second quarter net income of $1,252,321.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Sales. Net sales decreased approximately $700,000 to approximately $29.7 million from the first half of 1999 compared to $30.4 million in the first half of 1998, a reduction of approximately 2.3%. The primary reason for the reduction in sales was the introduction of the PGA Tour group. As is typical with the introduction of any new group, efficiencies during the beginning of production are lower than the Company's average but are expected to rise as production continues in line with a typical learning curve.

Cost of Sales. Total cost of sales decreased approximately $300,000 for the first half of 1999. As a percent of net sales, cost of sales increased from 71.6% in the first half of 1998 to 72.2% for 1999. The main cause for the percentage increase is the increase in the cost of lumber by $388,000 in the first half of 1999 as compared to the first half of 1998. As mentioned above, a reduction in lumber costs should be recognized in the fourth quarter of this year.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased approximately $840,000 for the first six months of 1999 as compared to 1998. This was a 3.1% increase as a percent of sales, increasing from 12.3% in the first six months of 1998 to 15.4% in the first six months of 1999. Non-recurring events including advances to furniture retailers carrying the Company's PGA TOUR product line for PGA TOUR events and sweepstakes and printing of catalogs for the PGA TOUR line were major factors of the increase in the second quarter of 1999. Also, in the first quarter of 1999, over $219,000 of advertising enticements for the Home Display Program were incurred. This was a one time event in which approximately three-fourths of the cost of the program was recognized. A $70,000 reduction in bad debt expense for the first quarter of 1998 was recognized and a $207,000 reduction was recognized in 1998 compared to 1999 relating to the bankruptcy court's ruling in 1998 that no preferential payments were made to Smith's Home Furnishings.

Net Income. As a result of the above factors, the net income for the first six months of 1999 was $2,328,012. This is $706,789 less than 1998's first half net income of $3,034,801.

Liquidity and Capital Resources. There was no significant change in the Company's liquidity. The largest shift was in Accounts Receivable which increased approximately $800,000. This is due, primarily, to the increase in sales for the second quarter 1999 of approximately $2.0 million compared to the second quarter 1998. Cash for the same period dropped $200,000 which is attributed to the redemption of approximately $232,000 in Company stock.
Accounts Payable was reduced by over $500,000. An increase and subsequent reduction in Accounts Payable is due to the Company's practice of purchasing large quantities of outsourced parts in one period in order to obtain favorable pricing and shipping terms and paying for such purchases in a subsequent period. A $500,000 Certificate of Deposit matured during this quarter and the Company chose not to renew the investment, converting the Certificate of Deposit to cash.


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar ordinary business activities.

"Year 2000 compliant," as used in this discussion, means that a date-handling problem relating to the Year 2000 date change that would cause computers, software or other equipment to fail to correctly perform, process and handle date-related data for the dates within and between the 20th and 21st centuries, is not expected to interfere with normal business operations.

Since 1996 the Company has been steadily reengineering its information systems to prepare for the conversion to the year 2000. This effort began with the purchase of a comprehensive enterprise information system ("EMS Information System") that is designed to be year 2000 compliant. The EMS Information System is a comprehensive Company wide information system encompassing a high majority of the Company's computerized operations. Implementation has been progressing well and is scheduled to be completed by the fourth quarter of 1999. Testing of this system is scheduled to be completed by September 30, 1999. The Company has engaged a consulting company to advise and assist it in the installation and implementation of the system.

In the event that all applications have not been replaced by the end of the year, the Company intends for both the old and the new systems to be capable of handling the Year 2000 issues. Another consulting company was engaged to ascertain that the old information system is Year 2000 compliant. Testing of this system was completed on July 31, 1999. The old system is gradually being phased out as each application is replaced by the new system but is still expected to be in operation on some peripheral applications at year end.

The Company formed a Year 2000 Project Team in 1998 to identify and correct Year 2000 problems with hardware, software, and imbedded microprocessors throughout the Company. This team is cross-functional and is composed of eleven people. They have identified many suspected problems and are now involved in the testing and correction of these problems. This team is also working with key suppliers and third-party service providers to identify external weaknesses and provide solutions to prevent the disruption of business activities. Key suppliers and service providers are identified by the Company as being those that would materially affect the operations of the Company if the Company experienced disruptions in materials or services from these suppliers. These include, but are not limited to, suppliers of raw materials, utility providers, banking services and insurance providers (particularly medical).

The team's work is proceeding well and is intended to be substantially completed by November 1, 1999. The Company is in the process of receiving readiness evaluations from key suppliers and have received responses from approximately 75% of its key suppliers. The Company expects to have responses from as many suppliers as will fully respond by September 30, 1999. The Company is in the process of evaluating those readiness evaluations it has received. The team's estimated percentages of completion are as follows:

                                     Present              November 1, 1999
                                     -------              ----------------
New system installation                 79%                        85%
Old system modification                100%                       100%
Operating systems                       98%                       100%
Hardware and Imbedded Chips             97%                       100%

New system installation is not expected to be completed by December 31, 1999. This is not expected to have a material adverse effect on Company results or operations since the old systems which are slated for replacement after December 31, 1999 have been tested and are Year 2000 compliant.

Through 1998, the Company has incurred capital costs on the Year 2000 project of approximately $1,018,000 and expenses of approximately $353,000. Capital costs for 1999 are budgeted at $196,000 and expected expenses for programing and consulting have been revised upward to $300,000 from the $100,000 estimation previously disclosed due to unforseen programming and consulting costs due to increased system integrations. Almost all of these costs are associated with the new information system software and hardware which were purchased primarily to provide management with information and tools to better manage the Company and serve its customers. The expenses relating to Year 2000 compliance are expected to be paid from existing capital and the Company does not expect these costs to have a material adverse effect on its future results of operations, liquidity, or capital resources.

Management believes that the most likely "worst-case" scenario will involve the failure of business partners or service providers to be compliant, thereby potentially causing temporary business interruptions and possibly affecting the Company's normal operations. Management does not expect such disruptions to be long-term, to materially affect the operations of the Company. The Company cannot guarantee, however, that Year 2000 issues of all business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect on its future results of operations or financial condition.

The Company's Year 2000 contingency plan (the "Plan") was completed on July 30, 1999. The objective of the Plan is to provide the minimum level of acceptable output and services in the event of a system or process failure. The Plan covers the following areas: 1) utilities; 2) trucking operations; 3) manufacturing equipment; 4) engineering applications; 5) personnel; 6) purchasing; 7) payroll;
8) accounting; 9) production scheduling; 10) the IBM, EMS and Windows NT systems; and 11) the Company's wide area network. For each of the above listed areas, the plan contains:

1. A Response Team. The names of members who are assigned to react in the event of a failure.

2. A Team Leader. A party who is responsible for ensuring that the proposed actions are carried out.

3. A Communication Plan. A list of individuals to contact in the event of a failure.

4. A Contact Number. The telephone number(s) of a software vendor or service provider which is to be contacted.

5. Activation Threshold. At what point and who is to decide to activate the Plan.

6. Procedure. The recovery procedure to be followed after the Plan is activated due to a degraded system and/or operation.

The Company also has a Year 2000 Command Team which is the first to be contacted in the event of a Year 2000 related failure. The Command Team is responsible for coordinating the various response teams in the event of a system(s) and/or operation(s) failure. The Command Team is also scheduled to report to work on January 1, 2000, in order to test various critical functions of the Company. The Company believes it is taking the necessary steps to prevent major interruptions to its business resulting from the Year 2000 issues.

Year 2000 Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and the completion of its projects as scheduled, the possibility of significant interruptions of normal operations should be reduced.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.







(The remainder of this page intentionally left blank.)

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

In Clark v. The Keller Manufacturing Company, Inc. and Ray Menefee, filed on December 29, 1998, in the United States District Court for the Eastern District of Virginia, Richmond Division, the plaintiff claims racial harassment and intentional infliction of emotional distress by the Company's employees. The plaintiff seeks relief in the amount of $100,000 in compensatory damages, and $1,000,000 in punitive damages, together with all costs and attorney's fees. In Brown v. The Keller Manufacturing Company, Inc., filed on September 30, 1998, in the United States District court for the Southern District of Indiana, the plaintiff claims sexual harassment by a Company employee, negligent retention and supervision of such employee by the Company, negligent infliction of emotional distress, constructive discharge and retaliatory actions by the Company in violation of her rights protected by state law and Title VII of the Civil Rights Act of 1964, as amended by the Civil Rights Act of 1991. The plaintiff seeks compensatory damages, consequential damages and punitive damages in such amount as to be determined at trial, together with costs and attorney's fees. In Oakes v. The Keller Manufacturing Company, Inc., filed June 9, 1999, in the United States District Court for the Southern District of Indiana, the plaintiff claims she was wrongfully terminated from her employment with the Company in violation of the Americans with Disabilities Act of 1990, as amended. The plaintiff seeks an award for lost wages and benefits, compensatory and punitive damages, costs and attorney's fees.

The Company intends to vigorously contest these claims and believes that the outcome of the above actions will not have a material adverse effect on its business, operations or financial condition.

In addition to matters described in the foregoing paragraphs, the Company is involved in routine litigation incidental to the conduct of its business. The Company believes that the outcome of these routine matters will not have a material adverse effect on its business, operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.  See Index to Exhibits

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE KELLER MANUFACTURING COMPANY, INC.




                               /s/   Robert W. Byrd
                              -------------------------------------
                              Robert W. Byrd
                              President and Chief Executive Officer





                               /s/   Danny L. Utz
                              -------------------------------------
                              Danny L. Utz
                              Vice President, Finance
                              Chief Financial Officer




Date: August 16, 1999
      ---------------

INDEX TO EXHIBITS
                                                                                       Sequential Numbering
Number Assigned in                                                                     System Page Number of
Regulation S-K Item 601                          Description of Exhibit                       Exhibit


(2)                                              No Exhibit
(3)                                 3.01         Restated Articles of
                                                 Incorporation  of  the  Company
                                                 (Incorporated  by  reference to
                                                 Exhibit  3.01 to the  Company's
                                                 Amendment  number  2  Form  10,
                                                 filed July 23,  1999,  File No.
                                                 000-25939).
                                    3.02         Articles of Amendment
                                                 of the Restated Articles
                                                 of Incorporation of the
                                                 Company (Incorporated
                                                 by reference to Exhibit
                                                 3.02 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    3.03         Articles of Amendment
                                                 of the Restated Articles
                                                 of Incorporation of the
                                                 Company (Incorporated
                                                 by reference to Exhibit
                                                 3.03 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    3.04         Bylaws    of    the     Company
                                                 (Incorporated  by  reference to
                                                 Exhibit  3.04 to the  Company's
                                                 Amendment  number  2  Form  10,
                                                 filed July 23,  1999,  File No.
                                                 000-25939).
(4)                                 4.01         Form of Shareholders
                                                 Rights Agreement, dated
                                                 as of December 18,
                                                 1998, by and between
                                                 the Company and J.J.B.
                                                 Hilliard, W.L. Lyons,
                                                 Inc. as Rights Agent
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 4.01 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    4.02         See Article IV of the
                                                 Restated Articles of
                                                 Incorporation of the
                                                 Company found in
                                                 Exhibit 3.01 (Incorporated
                                                 by reference to Exhibit
                                                 4.02 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).






                                     4.03        See Article II of the
                                                 Bylaws of the Company
                                                 found in Exhibit 3.04
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 4.03 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
(10)                                10.01        Form of "Lease of Space
                                                 in International Home
                                                 Furnishings Center"
                                                 dated as of May 1, 1999,
                                                 by and between the
                                                 Company and
                                                 International Home
                                                 Furnishings Center, Inc.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.01 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.02        Form of Lease
                                                 Agreement by and
                                                 between 1355 Market
                                                 Street Associates, L.P.
                                                 d/b/a San Francisco Mart
                                                 and the Company.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.02 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.03        Form of "Effective
                                                 Management Systems,
                                                 Inc. Software License,
                                                 Professional Services
                                                 and Support Purchase
                                                 Agreement" dated as of
                                                 July 6, 1998, by and
                                                 between the Company
                                                 and Effective
                                                 Management Systems, Inc.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.03 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.04        Form of "Extended Hour
                                                 Support Agreement" by
                                                 and between the
                                                 Company and Effective
                                                 Management Systems, Inc.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.04 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).






                                    10.05        Form of "Lease
                                                 Agreement" by and
                                                 between the Company
                                                 and Trailer Leasing Company.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.05 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.06        Form of "Ryder Truck
                                                 Rental, Inc Truck Lease
                                                 and Service Agreement"
                                                 by and between the
                                                 Company and Ryder
                                                 Truck Rental, Inc. with
                                                 accompanying schedules
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.06 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.07        Schedules to Exhibits
                                                 10.05 and 10.06.
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.07 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.08        The Keller
                                                 Manufacturing
                                                 Company, Inc.
                                                 Craftsman Stock Option
                                                 Plan (Incorporated
                                                 by reference to Exhibit
                                                 10.08 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.09        The Keller
                                                 Manufacturing
                                                 Company, Inc. Board of
                                                 Directors' Stock Bonus
                                                 Awards Plan (Incorporated
                                                 by reference to Exhibit
                                                 10.09 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).






                                    10.10        The Keller
                                                 Manufacturing
                                                 Company, Inc. Incentive
                                                 Program for Executive
                                                 Personnel (Incorporated
                                                 by reference to Exhibit
                                                 10.10 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.11        License Agreement by
                                                 and between the
                                                 Company and PGA
                                                 TOUR Licensing
                                                 (Incorporated
                                                 by reference to Exhibit
                                                 10.11 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
                                    10.12        Sponsorship Agreement
                                                 by and between the
                                                 Company and PGA
                                                 TOUR, Inc. (Incorporated
                                                 by reference to Exhibit
                                                 10.12 to the Company's
                                                 Amendment number 2
                                                 Form 10, filed July 23,
                                                 1999, File No. 000-25939).
(11)                                             No Exhibit
(15)                                             No Exhibit
(18)                                             No Exhibit
(19)                                             No Exhibit
(22)                                             No Exhibit
(23)                                             No Exhibit
(24)                                             No Exhibit
(27)                                27.01        Financial Data Schedule
(99)                                             No Exhibit



                                       17