Form 10-Q
period 1999-10-01
KELLER MANUFACTURING CO
filed 1999-11-15
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 1999.

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to
     _______________.

Commission File Number: 000-25939


THE KELLER MANUFACTURING COMPANY, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)


Indiana                                        35-0435090
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

701 N. Water Street, Corydon, Indiana          47112
----------------------------------------       ----------
(Address of principal executive offices)       (Zip Code)

(812) 738-2222
-------------------------------
(Registrant's telephone number,
including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   [X]          No   [ ]

As of October 1, 1999, the registrant had 5,677,363 shares of Common Stock, no par value, outstanding.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                            Page
Item 1.   Financial Statements:
          Consolidated Balance Sheets as of
          October 1, 1999 and December 31, 1998
          Consolidated Statements of Income for the Three Months ended and Nine Months ended October 1, 1999 and September
          30, 1998
          Consolidated Statements of Cash Flows for the Nine
          Months ended October 1, 1999 and September 30, 1998

          Notes to Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K
          Signatures
          Index to Exhibits

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 1999 AND DECEMBER 31, 1998
                                                                        October 1, 1999        December 31, 1998
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                          $ 3,651,379            $ 3,985,786
       Accounts receivable, less allowance for doubtful
         accounts of $293,739 (1999) and                                    6,807,155              6,284,517
         $291,000 (1998)
       Inventories                                                         17,527,745             16,066,490
       Current deferred tax asset                                             241,600                259,533
       Income taxes receivable                                                  3,193                278,862
       Other current assets                                                   406,322                536,924
                                                                          ------------           -----------
       Total current assets                                                28,637,394             27,412,112
PROPERTY, PLANT AND EQUIPMENT - net                                         9,861,973              9,798,174
INVESTMENT SECURITY AVAILABLE FOR SALE                                                               500,000
PREPAID PENSION COSTS                                                       1,686,097              1,760,759
                                                                          ------------           -----------
TOTAL                                                                     $40,185,464            $39,471,045
                                                                          ============           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts Payable                                                   $ 1,658,729             $1,825,343
       Commissions, salaries and withholdings                               1,631,870              1,582,327
       Accrued vacation                                                       587,625                435,591
       Other current liabilities                                              987,533              1,410,341
                                                                          ------------           -----------
       Total current liabilities                                            4,865,757              5,253,602
LONG-TERM LIABILITIES -
       Deferred income taxes                                                1,105,433              1,085,054
                                                                          ------------           -----------
       Total liabilities                                                    5,971,190              6,338,656
                                                                          ------------           -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Common stock - no par value, 40,000,000 shares authorized,
         5,790,987 shares issued and outstanding as of October 1,
         1999 and 5,851,767 shares issued and outstanding as of
         December 31, 1998 (net of treasury stock)                           (808,017)               696,825

       Retained earnings
                                                                           35,022,291             32,435,564
                                                                          ------------           -----------
       Total stockholders' equity                                          34,214,274             33,132,389
                                                                          ------------           -----------
TOTAL                                                                     $40,185,464            $39,471,045
                                                                          ============           ===========

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AND NINE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 30, 1998
(UNAUDITED)

                                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                October 1,       September 30,         October 1,      September 30,
                                                                   1999              1998                 1999             1998
                                                                -----------      -------------        -----------      -------------
NET SALES                                                       $13,138,745       $14,941,439         $42,816,613       $45,302,947

COST OF SALES                                                     9,721,651        10,786,452          31,136,969        32,519,556
                                                                -----------      -------------        -----------      -------------
GROSS PROFIT                                                      3,417,094         4,154,987          11,679,644        12,783,391

SELLING, GENERAL AND ADMINISTRATIVE                               1,961,156         2,027,676           6,535,742         5,764,379
                                                                -----------      -------------        -----------      -------------
INCOME BEFORE INCOME TAXES                                        1,455,938         2,127,311           5,143,902         7,019,012

INCOME TAXES                                                        590,068           807,518           1,950,020         2,664,418
                                                                -----------      -------------        -----------      -------------
NET INCOME                                                      $   865,870       $ 1,319,793         $ 3,193,882       $ 4,354,594
                                                                ===========      =============        ===========      =============
NET INCOME PER SHARE OF COMMON STOCK                                  $0.15             $0.23               $0.55             $0.74
                                                                ===========      =============        ===========      =============
  basic and dilutive -
    based on  weighted  average  number  of  shares
    outstanding of 5,789,333 and 5,854,689 for the
    nine months  ended  October 1, 1999 and
    September  30, 1998, respectively;  and 5,708,637
    and 5,851,796 for the three months ended
    October 1, 1999 and September 30, 1998,
    respectively.

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED OCTOBER 1, 1999 AND SEPTEMBER 30, 1998
(UNAUDITED)
                                                                                      Nine Months Ended
                                                                              ------------------------------
                                                                               October 1,      September 30,
                                                                                  1999             1998
                                                                              ------------     -------------
OPERATING ACTIVITIES:
  Net income                                                                  $ 3,193,882       $ 4,354,594
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                                1,195,096         1,076,950
    Deferred income taxes                                                          38,312            32,940
    Common stock awards                                                           307,660           312,329
    Changes in assets and liabilities:
      Accounts receivable                                                        (522,638)       (1,821,963)
      Inventories                                                              (1,461,255)         (640,481)
      Other current assets                                                        130,602          (133,566)
      Prepaid pension costs                                                        74,662            12,754
      Accounts payable                                                           (166,614)         (536,800)
      Commissions, salaries and withholdings                                       49,543          (331,047)
      Other current liabilities                                                  (270,774)          181,088
      Income taxes receivable                                                     275,669            93,584
                                                                              ------------      ------------
        Net cash provided by operating activities                               2,844,145         2,600,382
                                                                              ------------      ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (1,258,895)       (1,719,750)
  Sale of investment security available for sale                                  500,000
                                                                              ------------      ------------
        Net cash used in investing activities                                    (758,895)       (1,719,750)

FINANCING ACTIVITIES:
  Purchase of common stock                                                     (1,812,502)         (224,441)
  Dividends paid                                                                 (607,155)         (526,899)
                                                                              ------------      ------------
        Net cash used in financing activities                                  (2,419,657)         (751,340)
                                                                              ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (334,407)          129,292
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    3,985,786         3,902,289
                                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                     $ 3,651,379        $4,031,581
                                                                              ============      ============
CASH PAID DURING THE YEAR FOR:
  Interest                                                                           $266            $7,307
                                                                              ============      ============
  Income taxes                                                                $ 2,278,682       $ 2,877,388
                                                                              ============      ============

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1. Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10 filed by the Company with the Securities and Exchange Commission. The results of operations for the nine months ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.  Inventories

The following is a summary of the major classes of inventories:

                         October 1, 1999               December 31, 1998
                         ---------------               -----------------
                           (Unaudited)
Raw Materials             $ 6,752,886                    $ 6,801,656
Work-in-process             8,053,095                      6,488,392
Finished Goods              2,721,764                      2,776,442
                          -----------                    -----------
Net inventories           $17,527,745                    $16,066,490
                          ===========                    ===========



Note 3.  Income Taxes

The Company made an overpayment of approximately $140,000 in federal income taxes for the fiscal year ended December 31, 1998. This overpayment contributed to a reduction in income taxes paid as reflected on the Company's Consolidated Statement of Cash Flows for the nine months ended October 1, 1999. The major contributor to this reduction, however, is the drop in net income for the first nine months of 1999 as compared to the first nine months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10 Registration Statement filed by the Company with the Securities and Exchange Commission.

As has been the Company's historical practice, a quarterly newsletter was sent to the shareholders of the Company. This newsletter, sent concurrently with the filing of this Form 10-Q, contained abbreviated financial information. In preparing the financial statements included in this Form 10-Q, a mis-classification was discovered in that $406,322 as of October 1, 1999 and $36,924 as of December 31, 1998, had been classified in "Other Assets" rather than "Current Assets" in the abbreviated financial information of the newsletter. This created an overstatement in "Other Assets" and an understatement in "Current Assets" for both the October 1, 1999 and December 31, 1998 columns of the Balance Sheet information in the abbreviated financial information portion of the newsletter.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        October 1, 1999     September 30, 1998        October 1, 1999     September 30, 1998
                                        ---------------     ------------------        ---------------     ------------------
Net Sales                                     100.0%            100.0%                     100.0%              100.0%
Cost of Sales                                  74.0%             72.2%                      72.7%               71.8%
Gross Profit                                   26.0%             27.8%                      27.3%               28.2%
Selling, General & Administrative              14.9%             13.6%                      15.3%               12.7%
Income Before Taxes                            11.1%             14.2%                      12.0%               15.5%
Income Taxes                                    4.5%              5.4%                       4.6%                5.9%
Net Income                                      6.6%              8.8%                       7.5%                9.6%

Three Months Ended October 1, 1999, compared to three months ended September 30, 1998.

Net Sales. Net sales decreased approximately $1.8 million to approximately $13.1 million for the third quarter 1999 compared to approximately $14.9 million in the third quarter 1998. This was a decrease of approximately 12% in net sales. The primary factor for the decrease was engineering and manufacturing demands brought about by the introduction of the new PGA TOUR(R) Group, which has caused delays in shipments. Directives have been implemented to mitigate the problems. Orders for the third quarter 1999, however, were up approximately $500,000 to approximately $15.6 million compared to approximately $15.1 million in the third quarter 1998.

Cost of Sales. Cost of sales as a percent of net sales increased by 1.8% to 74% for the third quarter 1999, compared to 72.2% for the third quarter 1998. Actual cost of sales decreased from $10.8 million for the third quarter 1998 to $9.7 million for the second quarter 1999. The dollar decrease was primarily due to the decrease in sales during the same time period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $66,520 from the third quarter 1998 to the third quarter 1999. As a percent of net sales, Selling, General and Administrative Expenses increased from 13.6% for the third quarter 1998 to 14.9% for the third quarter 1999.

Net Income. As a result of the above factors, net income for the third quarter declined 34% to approximately $866,000 in 1999 compared to $1,320,000 for the third quarter 1998.

Nine Months Ended  October 1, 1999  Compared to Nine Months Ended  September 30,
1998

Net Sales. Net sales decreased approximately $2.5 million to $42.8 million for the first nine months of 1999 compared to $45.3 million in the first nine months of 1998. This was a reduction of approximately 5%. The primary reason for the reduction of sales is due to the introduction of the PGA TOUR(R) Group. There has been a reduction in productivity due to the loss of efficiencies which is in line with a typical learning curve. Directives have been implemented to mitigate the engineering and manufacturing problems. Orders for the first nine months of 1999, however, were up approximately $2.1 million to approximately $43.8 million compared to approximately $41.7 million for the first nine months of 1998.

Cost of Sales. Total cost of sales decreased by approximately $1.4 million for the first three quarters of 1999 compared to 1998. As a percent of net sales, cost of sales increased 0.9% from 71.8% in the first three quarters of 1998 compared to 72.7% for 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $800,000 for the first nine months of 1999 compared to 1998. As a percent of net sales, this represents an increase from 12.7% in the first nine months of 1998, compared to 15.3% in the first nine months of 1999.

Net Income. As a result of the above factors, net income for the first nine months declined 27% to $3,194,000 for 1999 compared to $4,355,000 for 1998.

Liquidity and Capital Resources.

There was no significant changes in the Company's liquidity. Cash is down approximately $300,000 while accounts receivable is up approximately $500,000. The reduction in cash is partly a result of net income being down approximately $1,161,000 for the first three quarters of 1999 compared to the first three quarters of 1998. The Company also repurchased approximately $840,000 of its stock in this quarter, contributing to the reduction in cash. The largest change was in inventory, increasing approximately $1,460,000 as of October 1, 1999 as compared to December 31, 1998. This inventory increase is due, in large part, to the production and engineering problems associated with the introduction of the new PGA TOUR group.

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

Since 1996 the Company has been steadily re-engineering its information systems to prepare for the conversion to the Year 2000. This effort began with the purchase of a comprehensive enterprise information system ("EMS Information System") that is designed to be Year 2000 compliant. The EMS Information System is a comprehensive Company wide information system encompassing a high majority of the Company's computerized operations. The EMS system is now in operation except for the Order Entry and Accounts Receivable, which are planned to be implemented in the first quarter of 2000. All Year 2000 testing on the EMS system was completed on August 17, 1999. The Company has engaged a consulting company to advise and assist it in the installation and implementation of the system.

In the event that all applications have not been replaced by the end of the year, the Company intends for both the old and the new systems to be capable of handling the Year 2000 issues. Another consulting company was engaged to ascertain that the old information system is Year 2000 compliant. Testing of this system was completed on July 31, 1999. The old system is gradually being phased out as each application is replaced by the new system but is still expected to be in operation on some applications at year end.

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

The team's work is proceeding well and is substantially completed. The Company has received responses, both written and verbal, from its key suppliers and expects no serious Year 2000 supply disruptions. The team's estimated percentages of completion are as follows:

                                    Present             December 31, 1999
                                    -------             -----------------
New system installation               85%                      90%
Old system modification              100%                     100%
Operating systems                     99%                     100%
Hardware and Imbedded Chips           99%                     100%

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

Management believes that the most likely "worst-case" scenario will involve the failure of business partners or service providers to be compliant, thereby potentially causing temporary business interruptions and possibly affecting the Company's normal operations. Management does not expect such disruptions to be long-term or to materially affect the operations of the Company. The Company cannot guarantee, however, that Year 2000 issues of all business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect on its future results of operations or financial condition.

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

The Company intends to vigorously contest these claims and believes that the outcome of the above actions, in the aggregate, will not have a material adverse effect on its business, operations or financial condition.

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

            Not Applicable

Item 3.     Defaults Upon Senior Securities

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable

Item 5.     Other Information

Share Repurchase Program

On October 29, 1999, the Company's board of directors authorized the President of the Company, effective as of the filing of this Form 10-Q, to purchase up to 500,000 shares of the Company's common stock in open market or privately negotiated transactions. After due inquiry, the board of directors considered the Company's stock an attractive investment opportunity and the repurchase of the stock to be in the best interests of the Company's shareholders. This authorization continues a prior authorization of the Company's board of directors, passed on December 20, 1991, which authorized the purchase of up to 50% of the Company's stock in open market or privately negotiated transactions. This 50% authorization was reduced to 10% by the board of directors on December 19, 1997. For the years 1997, 1998 and the current year to date, the Company has purchased 59,815, 15,286 and 205,170 Company shares respectively pursuant to these prior authorizations.

Dividends

The Company's board of directors declared a dividend of $.035 per share for the third quarter of 1999 versus a $.03 dividend per share declared for the third quarter of 1998. Historically the Company has paid quarterly dividends as well as a special year-end dividend. In the future, the Company plans to incorporate the special dividend into quarterly distributions thereby increasing the quarterly dividend payments to keep the aggregate annual dividend payment consistent with previous distributions. This adjustment will not result in an increase in the annual dividend payment to shareholders. This change in the Company's policy from five to four distributions is consistent with the dividend policy of many other public companies. It is important to note that dividend payments are made only upon affirmative action of the Company's board of directors and are subject to the Company's ability to pay them. Dividends to Company shareholders are in no manner mandatory or guaranteed.

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




Date:  November 15, 1999

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


                 10.10             The Keller Manufacturing
                                   Company, Inc. Incentive
                                   Program for Executive
                                   Personnel (Incorporated
                                   by reference to Exhibit
                                   10.10 to the Company's
                                   Amendment number 2
                                   Form 10, filed July 23,
                                   1999, File No. 000-25939).
                 10.11             License Agreement by
                                   and between the
                                   Company and PGA TOUR
                                   Licensing (Incorporated)
                                   by reference to Exhibit
                                   10.11 to the Company's
                                   Amendment number 2
                                   Form 10, filed July 23,
                                   1999, File No. 000-25939).
                 10.12             Sponsorship Agreement
                                   by and between the
                                   Company and PGA
                                   TOUR, Inc. (Incorporated
                                   by reference to Exhibit
                                   10.12 to the Company's
                                   Amendment number 2
                                   Form 10, filed July 23,
                                   1999, File No. 000-25939).
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
