Form 10-K
period 1999-12-31
KELLER MANUFACTURING CO
filed 2000-03-29
CIK 1085209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______ to _______

                        COMMISSION FILE NUMBER 000-25939

                     THE KELLER MANUFACTURING COMPANY, INC.

             (Exact name of registrant as specified in its charter)

INDIANA                                                   35-0435090
-------                                                   ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            identification No.)

701 N. WATER ST.
CORYDON, INDIANA                                          47112
----------------                                          -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   812-738-2222
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered  pursuant to Section 12(g) of the Act:
Common Stock - No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]             No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of common stock, (the only class of equity outstanding), held by non-affiliates of the registrant as of February 29, 2000 was $28,046,330.

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 5,609,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated March 24, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 28, 2000 are incorporated by reference into
Part III.

                                TABLE OF CONTENTS
                                -----------------

Number                                                                      Page
------                                                                      ----

PART I

ITEM 1        Business                                                        3

ITEM 2        Properties                                                      7

ITEM 3        Legal Proceedings                                               7

ITEM 4        Submission of Matters to a Vote of Security Holders             7


PART II

ITEM 5        Market for Registrant's Common Stock and Related Stockholder    8
                  Matters

ITEM 6        Selected Financial Data                                         8

ITEM 7        Management's Discussion and Analysis of Financial Conditions
                       and Results of Operations                              8

ITEM 8        Financial Statements and Supplementary Data                     8

ITEM 9         Changes in and Disagreements with Accounts on Accounting
                       and Financial Disclosures                              8

PART III

ITEM 10        Directors and Executive Officers of the Registrant             9

ITEM 11        Executive Compensation                                         9

ITEM 12        Security Ownership of Certain Beneficial Owners and            9
                       Management

ITEM 13  Certain Relationships and Related Transactions                       9


PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports                10
                  on Form 8-K

Signatures                                                                   11

                                     PART I

         This Form 10-K Annual Report (the "Report") contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing and other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although The Keller Manufacturing Company, Inc. (the "Company") believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 1.           Business

General Development of Business

The Company's history dates back to 1866 when the "Keller Store" in Corydon, Indiana was established. From that time, the operation entered into various businesses, including running an electrical light plant, manufacturing spokes for farm wagons, operation in a hub-mill, farm wagon production, building barns, producing wooden porch furniture, wooden truck bodies and refrigerator boxes, as well as making end tables, magazine racks, chair parts - and by 1933, a drop leaf table. The Company was incorporated in 1906 under the laws of the State of Indiana.

Over 300,000 wagons were built from 1901 - 1912. In 1942, however, the invention of the farm tractor made the Keller wagon obsolete thereby causing the Company to end its wagon production. In late 1943, the Company developed household furniture, including breakfast room suites and dinettes. In the early 1960's, Keller introduced its first bedroom group. A new plant was built at Culpeper, Virginia in 1965 and a third plant was built in 1973 at New Salisbury, Indiana. In 1979, the Company leased four trucks and trailers to deliver furniture directly to their furniture dealers. In 1996, the Company formed Keller Dedicated Trucking, Inc. ("Keller Trucking"), a wholly owned subsidiary of the Company. Its primary function is to provide delivery services for the Company. Keller Trucking also transfers materials between plants, provides delivery for some purchased merchandise and provides backhaul services for other companies when available. Keller Trucking operated 22 trucks in 1999 which delivered approximately 80% of the Company's finished products.

Narrative Description of Business

The Company designs and manufactures various styles of solid wood dining room and bedroom furniture using lumber which it has kiln dried at its facilities. The Company dedicates certain production facilities to specific product lines and generally manufactures products in response to customer orders. The dining room furniture consists of chairs, tables, chinas, buffet/hutches and servers. The primary items manufactured for the bedroom are chests, dressers, night stands, beds, entertainment decks, mirrors and entertainment centers. There are eight different product lines made of oak, one line made of cherry, and one of maple (the Company commonly refers to product lines as "groups" and the terms will be used interchangeably herein). Another new product line was introduced in the Fall of 1998. This new line is a product licensed by the PGA TOUR(R) ("PGA TOUR") and is marketed as such. The licensing agreement between the PGA TOUR and the Company gives the Company an exclusive license with respect to its bedroom, dining room and casual dining furniture and a nonexclusive license with respect to its occasional furniture to use the verbiage "PGA TOUR" and "SENIOR PGA TOUR" and the graphics associated with this verbiage in the design of said furniture. The sale of the licensed products is limited to the United States, its territories and possessions and the Commonwealth of Puerto Rico. The term of the license extends to December 3, 2001, subject to certain events of default which will grant the PGA TOUR the right of termination and subject to the Company's option for an additional three year term subject to agreement of the parties and the Company's satisfactory performance under the terms of the license. The PGA TOUR group is an antique English style made of oak. The new group is priced slightly higher than other groups offered due to the royalty fees required for the PGA TOUR licensing. The signature product for the new group is a golf locker.

The Company's products are sold primarily in the middle to upper-middle price range. Net sales from bedroom furniture have recently begun to exceed net sales from dining room furniture. Bedroom furniture sales increased from 51.1% of net sales in 1997 to 51.5% in 1998 and 51.6% in 1999. Sales for occasional furniture were approximately 3.6% of total net sales in 1999. In 1999, the bedroom furniture ranged in price from $1,599 to $4,099. Dining room sets ranged from $1,099 to $4,999.

The Company sells its products nationwide through an exclusive sales force of commissioned employees to approximately 1,600 national, regional and local furniture chains, independent furniture retailers and warehouse showrooms. According to Furniture Design & Manufacturing Magazine, Keller Manufacturing is ranked 106th in sales among furniture manufacturers in North America. The
Company's Multi-Media Plan is a pre-established fund used to advertise and promote the Company's products. The Multi-Media Plan is budgeted for $1,200,000 in 2000 and is included in the Company's advertising budget. The Company also promotes its products at the International Home Furnishings Center at High Point, North Carolina by leasing showroom space to display its products at home furnishings trade shows. The Company also enhances its name recognition through its sponsorship of the PGA TOUR.

Raw Materials

The Company purchases lumber from approximately 50 suppliers with no single supplier representing over 10% of purchases. There has been no difficulty experienced in obtaining lumber. Material prices had declined in 1999 compared to 1998. The usage of #2 grade lumber, the Company's primary grade of lumber, has continued to increase, causing its overall costs to increase. There are three primary grades of hardwood; #1, #2 and #3. #1 is the highest quality with the least defects while #3 has the greatest number of defects. The Company purchases #2 grade lumber, cuts out any defects and uses this refined #2 in its manufacturing process. This practice allows the Company to manufacture furniture of comparable quality to furniture made from #1 grade lumber but on a more cost efficient basis.

Patents, Trademarks, Licenses or Franchises

The Company currently holds no patents, licenses or franchises. The company logo has been used for approximately forty years, but it is not considered to provide any financial benefit to the Company.

Seasonal Effects

In the previous three years the Company has experienced some seasonal effects on sales. The slowest period for sales has traditionally been the second quarter. In 1999, the third and fourth quarters were approximately equal with the lowest sales. This was due to the shipments being lower than the previous year and the backlog increasing as a result. The third quarter is traditionally the strongest quarter for sales. In 1999, the first quarter was the highest for orders. This was due in part to the PGA orders taken, and the highest shipments for the year occurred in the first quarter.

Working Capital

The furniture manufacturing industry has no standard guideline for carrying working capital and the Company does not require its retailers to maintain minimum working capital. The Company meets dealer demand by scheduling packages based on current and estimated sales mixes with high volume dealers receiving priority on quick shipment of merchandise.

The Company offers extended payment terms to customers for damaged items that are repairable. Each retailer is provided a list of items that are deemed replaceable and will be given an allowance for shop time to repair. Usually, any defect to merchandise that would require larger than a 25% discount will be returned to the Company. Since the Company has its own trucking subsidiary, it is better equipped than the industry in general to receive returned merchandise on a cost-effective basis. Due to the high shipping costs by outside sources, most of the industry offers discounts for dealers to keep defective merchandise.

Customers

 The Company's ten largest customers accounted for approximately 38% of its net sales in 1999. The Company's largest customer, Havertys Furniture ("Havertys"), accounted for approximately 16% of the Company's net sales in 1999. The loss of Havertys or another large customer could have a material adverse effect on the Company. Havertys orders increased $1,124,507 in 1999 due to a change in advertising circulars from individual stores to a corporate level program.

Backlog

Backlog orders believed to be firm as of December 31, 1999 were approximately $8,508,000 compared to $6,286,000 in 1998. The Company expects the backlog to be reduced to previous levels or less in 2000. Currently, all orders placed with the Company are expected to be filled and shipped as ordered and are considered firm. The Company does, however, allow modifications or cancellations of orders up to the time the product is loaded for shipment. A cancellation at such a late stage is subject to a monetary penalty and occurs only infrequently.

Competition

 As the Company continues to expand its product line, it becomes more difficult to identify a specific competitive market. The Company currently manufactures and competes in lines of bedroom, dining room and occasional furniture, and sells to retailers nationwide. The Company's products fall in the middle to upper-middle price line. The Company's direct competitors include Kincaid Furniture Co. ("Kincaid"), Cochrane Furniture ("Cochrane"), Sumter Cabinet Co. ("Sumter"), Mobel, Inc. ("Mobel"), Durham Furniture Inc. ("Durham"), Richardson Brothers Co. ("Richardson Brothers") and Kimball Furniture ("Kimball"). Kincaid is considered the Company's most direct competitor, and its dining, bedroom and occasional groups are the strongest competing products against the Company's product lines. Cochrane and Sumter are the next most competitive companies. They both compete in the dining and bedroom categories. Cochrane is strongest in the dining room lines and Sumter is strongest in the bedroom lines. Both Mobel and Durham compete directly with the Company in bedroom lines. Richardson Brothers and Kimball both offer lines in dining room and bedroom categories but don't offer the number of products within these groups as the aforementioned direct competitors.

There are three primary methods of competition in the furniture manufacturing industry:

         1.       Product Quality;
         2.       Price; and
         3.       Customer Service.


The Company has several attributes which it believes, when combined, afford it a competitive advantage. The Company specializes in dining room and bedroom furniture made of solid wood. Solid wood furniture is considered higher quality than furniture made from composite materials. This is a valuable marketing tool in selling to consumers. Moreover, the Company applies a protective finish to its products which is more durable than that of most of its competitors. The Company's products are priced competitively for high quality furniture and the range of retail prices available for various product lines makes its products available to a wide range of customers. The Company also believes it is positioned to effectively compete in customer service areas. The Company's entire product lines may be made available in six to eight weeks. Products are cut based on demand, which also improves the average delivery time. Moreover, the Company manufactures most of its own parts and dries all of its own lumber. All bendings for chairs, headrests and bows are also processed internally. Finally, Keller Trucking delivers 80% of the Company's merchandise which is shipped. This allows the furniture to be delivered faster and at a lower cost than using outside resources. These factors allow the Company to produce quality furniture at competitive prices.

Research and Technical Development

The Company's expenditures on research and development activities can be broken down into two categories, product development and tooling. Product development consists of research and design, with some design being outsourced. Tooling entails the purchase of tools, patterns, equipment and labor associated with the introduction of a new group. Product Development expenses decreased slightly from $56,756 in 1996 to $54,171 in 1997, and tooling decreased considerably from $396,756 in 1996 to $272,700 in 1997. In 1998, product development cost remained relatively stable, at $52,125, and tooling cost increased to $386,471. Tooling costs in 1999 consisted of $91,897 for occasional items and $294,574 for the introduction of the PGA TOUR group. Product development costs increased to $99,000 for 1999 due to an arrangement for the product designer receiving a percentage for all PGA TOUR group orders. Tooling costs decreased to $275,310 in 1999, all for the PGA TOUR group.

Environmental Matters

The Company has made no material expenditures in 1999 due to fines or corrective actions for environmental violations at any of its facilities through 1999. A project was nearly completed in 1999 to install a new dust collection system at the Corydon, Indiana facility intending to eliminate any potential OSHA violations for dust particles in the Mill Departments. This system reduces the amount of solids found in the water drainage, and keeps the Company within the City of Corydon's Water Department's standards. Both the Corydon and New Salisbury facilities have been granted air permits from the state of Indiana and the Culpeper facility has applied for an air permit from Virginia.

Employees

The Company employed 718 individuals as of December 31, 1999, consisting of 615 hourly employees, 69 salaried employees, 25 salesmen and nine executive officers. None of the employees belong to a labor union. The Company believes its relations with its employees are good.

Item 2.           Properties

The following table sets forth certain information concerning the Company's manufacturing facilities: All manufacturing facilities and properties listed below are owned by the Company.

                                                         Approximate Size
 Location                   Description             In Sq. Ft.        Acres
 --------                   -----------             ----------        -----
 Corydon, Indiana           Corporate Office        236,681           63.07
                            & Manufacturing

 New Salisbury, Indiana     Manufacturing           185,004           91.39

 Culpeper, Virginia         Manufacturing           185,660           60.18

The Corydon, Indiana plant is the original facility that the Company has operated since its incorporation in 1906. In 1966, the Culpeper, Virginia plant was built, and its twin plant in New Salisbury, Indiana was built in 1974. The two newest locations have not had any significant changes to the structure or size of the buildings. The Company , as a whole, at the end of 1999, was estimated to be at 100% capacity for a single shift, 65% for a double shift.

Item 3.           Legal Proceedings

Clark v. The Keller Manufacturing Company, Inc. and Ray Menefee; pending in the United States District Court for the Eastern District of Virginia, Richmond Division. The plantiff claims race discrimination in an action filed on December 29, 1998. The plaintiff seeks relief in the amount of $100,000 in compensatory damages and $1,000,000 in punitive damages, together with all costs and attorney's fees. The complaint was dismissed by order of the District Court dated February 17, 2000. Plaintiff has approximately 30 days from the date of dismissal within which to appeal.

Oakes v. The Keller Manufacturing Company, Inc., in the United States District Court for the Southern District of Indiana. This is an action which was filed June 9, 1999 in which the plaintiff claims she was wrongfully terminated from her employment with the Company in violation of the Americans with Disabilities Act of 1990, as amended. The plaintiff's counsel agreed to voluntarily dismiss the complaint and the parties have filed a joint stipulation of dismissal to this effect, file stamped on January 19, 2000. We are now awaiting the Court's order of dismissal.

Brown v. The Keller Manufacturing Company, Inc., in the United States District Court for the Southern District of Indiana, New Albany Division. The plaintiff claimed sexual harassment by a Company employee, negligent retention and supervision of such employee by the Company, negligent inflection of emotional stress, constructive discharge and retaliatory action by the Company in violation of her rights under state law and under Title VII of the Civil Rights Act of 1964, as amended by the Civil Rights Act of 1991. The plaintiff sought compensatory damages, consequential damages and punitive damages in such amounts as might be determined at trial, together with costs and attorneys fees. The parties filed their joint stipulation for dismissal on January 25, 2000 and the court issued its order of Dismissal on January 28, 2000.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                     Part II

Item 5.           Market for  Registrants Common Equity and Related
                  Stockholder Matters

The Company's Common Stock has been traded over-the-counter through Hilliard & Lyons, Inc. in Louisville, Kentucky. The following prices have been provided by Hilliard & Lyons, Inc. based upon actual trades (selling price during the applicable period).

        1st Qtr            2nd Qtr.            3rd Qtr.      4th Qtr.
        High      Low      High      Low       High  Low     High      Low
        ---------------    ---------------     -----------   ----------------
 1999   13 9/16   9 3/8     9 7/8    8 5/8      9    8        8 1/8     5 1/4
 1998   18 2/3   16 1/2    18       14 5/8     15   11 1/2   12 5/8    10 1/4

         As of December 31, 1999, there were 533 record shareholders of the Company's Common Stock.

                           Quarterly Dividends Per Share

                 1st Qtr   2nd Qtr.   3rd Qtr.   4th Qtr.  Special    Total
                 --------  -------    ---------  --------  --------   -----

 1999           .035       .035       .035       .035                 .14
 1998           .03        .03        .03        .03       .06        .18

         Dividends are determined on an annual basis by Board Approval.

         The Board of Directors have decided to only pay four quarterly dividends in December 1999. The Company expects this practice to continue, although these dividends are payable at the discretion of the Board of Directors.

Item 6.           Selected Financial Data and Supplementary Data

The information set forth on Page 1 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13-01.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 2-8 of the 1999 Annual Report to Shareholders is incorporated herein by reference as filed herewith as Exhibit 13.02.

Item 8.           Financial Statements

The following financial statements for the Company and independent auditors report set forth on pages 9-19 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.03.

        o         Independent Auditor's Report

        o         Consolidated Balance Sheets as of December 31, 1999 and 1998

        o Consolidated Statements of Income for the three years ended December 31, 1999

        o Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999

        o Consolidated Statements of Cash Flows for the three years ended December 31, 1999

        o         Notes to Consolidated Financial Statements

Item 9. Changes in Disagreements with Accounts on Accounting and Financial Disclosure
None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Directors & Executive Officers" on pages 4 and 5 of the Company's Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held on April 28, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference and is filed herewith as Exhibit 19.01.

Item 11. Executive Compensation

The information in the Proxy Statement set forth under the caption "Executive Compensation" on page 6 is incorporated herein by reference and is filed herewith as Exhibit 19.02.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 are incorporated herein by reference and is filed herewith as Exhibit 19.03.

Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

(b)      Reports on Form 8-K filed in fourth quarter of 1999.

         Press Release issued on December 21,1999, by The Keller Manufacturing Company, Inc. announcing that Steven W. Robertson has been named the Company's new President and Chief Executive Officer, replacing Robert
         W. Byrd who will remain as Chairman of the Board

(c)      Financial Statement Schedule

         Schedules for the year ended December 31, 1999 & 1998 are included herein.

         II.      Valuation and Qualifying Accounts

                  All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or the related notes.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KELLER MANUFACTURING COMPANY,  INC.

By       /s/Steven W. Robertson
         ----------------------
         Steven W. Robertson
         President and Chief Executive Officer

Date     March 27, 2000
         --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/Steven W. Robertson
         -----------------------------------------------
         Steven W. Robertson
         President, Chief Executive Officer and Director
Date     March 27, 2000
         --------------

By       /s/Robert W. Byrd
         --------------------------------------
         Robert W. Byrd - Chairman and Director
Date     March 23, 2000
         --------------

By       /s/Danny L. Utz
         ------------------------------------------
         Danny L. Utz - Vice President-Finance
         (Principal Executive Officer) and Director
Date     March 23, 2000
         --------------

By       ______________________________________
         Gregory E. Fischer - Director
Date     ______________________________________


By       /s/Ronald W. Humin
         --------------------------
         Ronald W. Humin - Director
Date     March 24, 2000
         --------------


By       ______________________________________
         Philip L. Jacobs - Director
Date     ______________________________________

By       ______________________________________
         Marvin C. Miller - Director
Date     ______________________________________


By       /s/John C. Schenkenfelder
         ---------------------------------
         John C. Schenkenfelder - Director
Date     March 24, 2000
         --------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS THE KELLER MANUFACTURING COMPANY, INC.


                  Col. A                     Col. B           Col. C                           Col. D           Col.E

                                           BALANCE AT       CHARGED TO      COLLECTION ON
                                          BEGINNING OF       COSTS &         WRITTEN OFF    DEDUCTIONS (BAD   BALANCE AT
               DESCRIPTION                   PERIOD          EXPENSES          ACCTS.      DEBTS WRITE OFFS) END OF PERIOD
               -----------                   ------          --------          ------      ----------------- -------------

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accts ................  $291,450         $ --           $  2,875         $ 37,207         $257,118
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 1998
Deducted from asset accts ................  $336,716         $ --           $    119         $ 45,385         $291,450
Allowance for doubtful accounts

(d)      Exhibit Listing

                                                                                                   Sequential Numbering
Number Assigned in                                                                                  System Page Number
Regulation S-K Item 601    Description of Exhibit                                                      of Exhibit
-----------------------    ----------------------                                                      ----------
(2)                        No Exhibit
(3)             3.01       Restated Articles of Incorporation of the Company (Incorporated by
                           reference to Exhibit 3.01 to the Company's Amendment number 2 Form
                           10 filed July 23, 1999, File No. 000-25939).
                3.02       Articles of Amendment of the Restated Articles of Incorporation of
                           the Company (Incorporated by reference to Exhibit 3.02 to the
                           Company's Amendment number 2 Form 10, filed July 23, 1999, File
                           No. 000-25939).
                3.03       Articles of Amendment of the Restated Articles of Incorporation of
                           the Company (Incorporated by reference to Exhibit 3.03 to the
                           Company's Amendment number 2 Form 10, filed July 23, 1999, File
                           No. 000-25939).
                3.04       Bylaws of the Company (Incorporated by reference to Exhibit 3.04 to the Company's Amendment number 2 Form 10, filed July 23, 1999,
                           File No. 000-25939).
(4)             4.01       Form of Shareholders Rights Agreement, dated as of December 18,
                           1998, by and between the Company and J.J.B. Hilliard, W.L. Lyons,
                           Inc. as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company's Amendment number 2 Form 10, filed July 23, 1999,
                           File No. 000-25939).
                4.02       See Article IV of the Restated Articles of Incorporation of the
                           Company found in Exhibit 3.01 (Incorporated by reference to
                           Exhibit 4.02 to the Company's Amendment number 2 Form 10, filed
                           July 23, 1999, File No. 000-25939).
                4.03       See Article II of the Bylaws of the Company found in Exhibit 3.04
                           (Incorporated by reference to Exhibit 4.03 to the Company's
                           Amendment number 2 Form 10, filed July 23, 1999, File No.
                           000-25939).



(9)                        No Exhibit
(10)            10.01      Form of "Lease of Space in International Home Furnishings Center"
                           dated as of May 1, 1999, by and between the Company and
                           International Home Furnishings Center, Inc. (Incorporated by
                           reference to Exhibit 10.01 to the Company's Amendment number 2
                           Form 10, filed July 23, 1999, File No. 000-25939).
                10.02      Form of Lease Agreement by and between 1355 Market Street
                           Associates, L.P. d/b/a San Francisco Mart and the Company.
                           (Incorporated by reference to Exhibit 10.02 to the Company's
                           Amendment number 2 Form 10, filed July 23, 1999, File no.
                           000-25939).
                10.03      Form of "Effective Management Systems, Inc. Software License,
                           Professional Services and Support Purchase Agreement" dated as of
                           July 6, 1998, by and between the Company and Effective Management
                           Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the
                           Company's Amendment number 2 Form 10, Filed July 23, 1999, File
                           No. 000-25939).
                10.04      Form of  "Extended  Hour  Support  Agreement"  by and  between the
                           Company and Effective  Management Systems,  Inc.  (Incorporated by
                           reference to Exhibit  10.04 to the  Company's  Amendment  number 2
                           Form 10, filed July 23, 1999, File No. 000-25939).
                10.05      Form of "Lease Agreement" by and between the Company and Trailer
                           Leasing Company.  (Incorporated by reference to Exhibit 10.05 to the Company's Amendment number 2 Form 10, filed July 23, 1999,
                           File No. 000-25939).
                10.06      Form of "Ryder Truck Rental, Inc. Truck Lease and Service
                           Agreement" by and between the Company and Ryder Truck Rental, Inc.
                           with accompanying schedules (Incorporated by reference to Exhibit
                           10.06 to the Company's Amendment number 2 Form 10, filed July 23,
                           1999, File No. 000-25939).
                10.07      Schedules to Exhibits 10.04 and 10.05.  (Incorporated by reference to Exhibit 10.07 to the Company's Amendment number 2 Form 10, filed July 23, 1999, File No. 000-25939).
                10.08      The Keller Manufacturing Company, Inc. Craftsman Stock Option Plan
                           (Incorporated by reference to Exhibit 10.08 to the Company's
                           Amendment number 2 Form 10, filed July 23, 1999, File No.
                           000-25939).
                10.09      The Keller Manufacturing Company, Inc. Board of Directors' Stock
                           Bonus Awards Plan (Incorporated by reference to Exhibit 10.09 to the Company's Amendment number 2 Form 10, filed July 23, 1999,
                           File No. 000-25939).
                10.10      The Keller Manufacturing Company, Inc. Incentive Program for
                           Executive Personnel (Incorporated by reference to Exhibit 10.10 to the Company's Amendment number 2 Form 10, filed July 23, 1999,
                           File No. 000-25939).



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
                           000-25939).
(11)                       No Exhibit
(12)                       No Exhibit
(13)            13.01      Selected Financial Data Incorporated by Reference to Page 1 of
                           1999 Annual Report to Shareholders ("1999 Annual Report")
                13.02      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations Incorporated by Reference to Pages 2-8 of
                           1999 Annual Report.
                13.03      Financial Statements Incorporated by Reference to pages 9-19 of
                           1999 Annual Report
(15)                       No Exhibit
(18)                       No Exhibit
(21)                       Subsidiaries of Company
(22)                       No Exhibit
(23)            23.01      Consent of Deloitte & Touche  LLP Independent Auditors
(24)                       No Exhibit
(27)            27.01      Financial Data Schedule
(99)                       No Exhibit