Form 10-Q
period 2000-03-31
KELLER MANUFACTURING CO
filed 2000-05-15
CIK 1085209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For quarterly period ending March 31, 2000.

[   ]   Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934. For the transition period from __________________ to _________________

                       Commission File Number: 000-25939

                     THE KELLER MANUFACTURING COMPANY, INC.
            (Exact name of registrant as specified in its charter)

 Indiana                                              35-0435090
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     identification No.)

701 N. Water Street, Corydon, Indiana                   47112
(Address of principal executive offices)             (Zip Code)

                                  812-738-2222
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

     As of March 31, 2000, the registrant had 5,612,109 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS

                                                                     Page Number

PART I

Item     1.       Financial Statements:

                  Consolidated Balance Sheets as of
                  March 31, 2000, March 31, 1999, and
                  December 31, 1999                                       3

                  Consolidated Statements of Income for the Three
                  Months ended March 31, 2000 and 1999                    4

                  Consolidated Statements of Cash Flows for the
                  Three Months ended March 31, 2000 and 1999              5

                  Notes to Consolidated Financial Statements              6

Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

Item     3.       Quantitative and Qualitative Disclosures About
                  Market Risk                                             8


PART II

Item     1.       Legal Proceedings                                       9

Item     2.       Changes in Securities and Use of Proceeds               9

Item     3.       Defaults Upon Senior Securities                         9

Item     4.       Submission of Matters to a Vote of Security
                  Holders                                                 9

Item     5.       Other Information                                       9

Item     6.       Exhibits and Reports on Form 8-K                        9

                  Signatures                                             10

                  Index to Exhibits                                      11

                                      THE KELLER MANUFACTURING COMPANY, INC.
                                                  AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS
                                  March 31, 2000 and 1999, and December 31, 1999


                                                       March 31, 2000          March 31, 1999      December 31, 1999
                                                        (Unaudited)              (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $2,016,538               $4,298,503            $2,840,242
   Accounts receivable, less allowance for doubtful      7,570,621                6,047,949             6,659,480
     accounts of $269,118
     (March 31, 2000), $293,739
     (March 31, 1999),  and
     $257,000 (December 31, 1999)
   Inventories                                          18,508,009               17,261,399            17,693,432
   Current deferred tax asset                              104,956                  253,339               101,932
   Income taxes receivable                                 107,220                                        430,445
   Other current assets                                     58,855                  431,207                81,888
                                                            ------                  -------                ------

      Total Current Assets                              28,366,199               28,792,397            27,807,419

PROPERTY, PLANT AND EQUIPMENT - net                     10,056,625                9,651,138            10,045,302

INVESTMENT SECURITY AVAILABLE FOR SALE                                              500,000

PREPAID PENSION COSTS                                    1,732,286                1,669,205             1,835,335
                                                         ---------                ---------             ---------

TOTAL ASSETS                                           $40,155,110              $40,112,740           $39,688,056
                                                       ===========              ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                     $1,575,460               $2,296,593            $1,670,349
   Commissions, salaries                                 1,015,527                1,478,562             1,184,562
    and withholdings
   Accrued Vacation                                        495,547                  518,849               383,824
   Other current liabilities                             1,119,761                1,202,730             1,037,096
                                                         ---------                ---------             ---------
      Total Current Liabilities                          4,206,295                5,496,734             4,275,831


LONG TERM LIABILITIES -
   Deferred Income Taxes                                 1,145,873                1,078,859             1,196,217
                                                         ---------                ---------             ---------

      Total Liabilities                                  5,352,168                6,575,593             5,472,048
                                                         ---------                ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - no par                                 1,728,753                1,003,485             1,712,638
   value, authorized, 40,000,000 shares
   Issued and Outstanding 5,612,109 (March 31, 2000),
   5,804,190 (March 31, 1999) , and 5,619,363
   (December 31, 1999)
   Retained earnings                                    33,074,189               32,533,662            32,503,370
                                                        ----------               ----------            ----------

   Total Stockholders' equity                           34,802,942               33,537,117            34,216,008
                                                        ----------               ----------            ----------

TOTAL                                                  $40,155,110              $40,112,740           $39,688,056
                                                       ===========              ===========           ===========

See notes to consolidated financial statements.


                     THE KELLER MANUFACTURING COMPANY, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
                                        March 31, 2000          March 31, 1999
                                         (Unaudited)              (Unaudited)

NET SALES                                $14,682,577              $13,994,542

COST OF SALES                             11,229,267               10,220,214
                                          ----------               ----------

GROSS PROFIT                               3,453,310                3,774,328


SELLING, ADMINISTRATIVE & OTHER            2,164,180                2,167,743
                                          ----------                ---------

INCOME BEFORE TAXES                        1,289,130                1,606,585

INCOME TAXES                                 467,594                  561,300
                                             -------                  -------

NET INCOME                                  $821,536               $1,045,285
                                          ==========               ==========

NET INCOME PER SHARE OF COMMON STOCK,
   basic and dilutive -
   based on weighted average number of shares
   outstanding of 5,611,717 and 5,858,737
   for the three months ended March 31,
   2000 and 1999, respectively                $0.15                    $0.18
                                          ==========               ==========


See notes to consolidated financial statements.


                     THE KELLER MANUFACTURING COMPANY, INC.
                                 AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
                                           March 31, 2000        March 31, 1999
                                           --------------        --------------
                                             (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
   Net Income                                 $ 821,536           $ 1,045,285
   Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:
          Depreciation                          425,700               394,050
          Deferred income taxes                 (53,368)                1,300
          Common stock awards                    17,357               306,660
          Changes in assets and liabilities:
             Accounts receivable               (911,141)              236,568
             Inventories                       (814,577)           (1,194,909)
             Income taxes receivable            323,225               893,862
             Other current assets                23,033               105,717
             Prepaid pension costs              103,049                91,554
             Accounts payable                   (94,889)              471,247
             Commissions,
              salaries and withholdings
              and accrued vacation              (57,312)             (414,804)
             Other current liabilities           82,665              (428,314)
                                             ----------            ----------
                 Net cash provided by
                 (used in) operating
                 activities                    (134,722)            1,508,216
                                             ----------            ----------
INVESTING ACTIVITIES:
    Purchases of property,
    plant and equipment                        (437,023)             (247,014)
                                             ----------            ----------
FINANCING ACTIVITIES:
   Redemption of common stock                   (54,149)             (743,933)
   Dividends paid                              (197,810)             (204,552)
                                             ----------            ----------
                 Net cash used in
                 financing activities          (251,959)             (948,485)
                                             ----------            ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      (823,704)              312,717

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                             2,840,242             3,985,786
                                             ----------            ----------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                $2,016,538            $4,298,503
                                             ==========            ==========

CASH PAID DURING THE YEAR FOR:
   Interest                                        $580                  $100
                                             ==========            ==========

   Income Taxes                                $461,500              $561,300
                                             ==========            ==========


See notes to consolidated financial statements.

                     THE KELLER MANUFACTURING COMPANY, INC.
                                 AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

Note 1. Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10K filed by the Company with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

The following is a summary of the major classes of inventories:

                           March 31, 2000    March 31, 1999    December 31, 1999
                           --------------    --------------    -----------------

 Raw Materials               $6,035,287        $6,333,323         $6,211,692

 Work-in-process              8,776,356         7,191,154          8,590,283

 Finished Goods               3,696,366         3,736,922          2,891,457
                            -----------       -----------        -----------
 Net Inventories            $18,508,009       $17,261,399        $17,693,432
                            ===========       ===========        ===========

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included its Form 10K filed by the Company with the Securities and Exchange Commission.

Results of Operations
---------------------

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.


                                                       THREE MONTHS ENDED
                                                       ------------------
                                                            MARCH 31
                                                            --------

                                                         2000       1999
                                                         ----       ----

Net Sales                                              100.0%      100.0%

Cost of Sales                                           76.5%       73.0%

Gross Profit                                            23.5%       27.0%

Selling, General & Administrative                       14.7%       15.5%

Operating Income                                         8.8%       11.5%

Other Expense                                              *           *

Income Before Taxes                                      8.8%       11.5%

Income Taxes                                             3.2%        4.0%

Net Income                                               5.6%        7.5%

* Less than 1%.

Three Months Ended March 31, 2000, compared to three months ended March 31, 1999
--------------------------------------------------------------------------------

Net Sales. Net Sales increased approximately $0.7 million to approximately $14.7 million for the first quarter 2000 compared to approximately $14.0 million in the first quarter 1999. This was an increase of approximately 4.9% in net sales. The primary factor for the increase in sales was due to increases in lumber cut, product built and packed. The second shifts in key bottleneck areas that are now staffed at each plant has helped achieve the increases. The most measurable effect is the decrease in firm orders backlog from $8.5 million at March 31, 1999 to $7.7 million at March 31, 2000, which is approximately a 9.1% decrease.

Cost  of  Sales.   Cost  of  Sales  as  a  percentage  of  net  sales  increased approximately 3.5% for the first quarter 2000, at 76.5% compared to 73.0% for the first quarter 1999. Actual cost of sales rose from approximately $10.2 million for the first quarter 1999 to approximately $11.2 million for the first quarter 2000. Direct labor and indirect labor costs were up approximately $0.4 million combined. Employee turnover continues to require training and has resulted in some inefficiencies in the manufacturing process. The variable costs were up approximately $0.5 million as parts loss and yield costs were affected by the skill of the new employees.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses was about the same for the first quarter of 1999 and 2000 at approximately $2.2 million. As a percent of net sales, Selling, General and Administrative Expenses decreased from 15.5% for the first quarter 1999 to 14.7% for the first quarter 2000. Most of the reduction was due to advertising costs which were committed in the first quarter of 1999 based on equal shipments of the first quarter 1998. However, shipments were down $2.7 million the first quarter 1999 which is a decrease of approximately 16.2% from the first quarter of 1998.

Net Income. As a result of the above factors, net income for the first quarter declined 21.5% to approximately $0.8 million in 2000 compared to approximately $1.0 million in 1999.


Financial Condition and Liquidity
---------------------------------

There was no significant changes in the company's liquidity. Cash was down approximately $0.8 million while accounts receivables were up approximately $0.9 million. The primary reason for the increase in accounts receivables was an increase in shipments of approximately $0.6 million in March compared to February. The primary factor for the decrease in cash is due to increased inventories of approximately $0.8 million. This is primarily due to the mismatch of inventory to fill orders. Working capital increased from $23.3 million in the first quarter 1999 to $24.0 million in 2000, for an increase of approximately 3.0%. The current ratio increased from 5.2 to 1.0 for the first quarter 1999 to
6.7 to 1.0 in 2000. The Company anticipates funding its growth strategy with cash generated from operations.


Year 2000
---------

The Company experienced no material disruptions or problems due to any Year 2000 computer problems. All components of the Company's information system and other digitally controlled equipment performed as expected. There were no material interruptions of supplies from any vendors. All Year 2000 hardware and system installations were completed as of December 31, 1999 as forecasted. Since all Year 2000 actions have been completed, we anticipate no further Year 2000 costs will be incurred.


Dividend Action
---------------

The Board of Directors approved a dividend of $0.035 per share for the first quarter 2000 at their April 28, 2000 meeting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

        Not applicable.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

William Clark v. The Keller Manufacturing Company, Inc. and Ray Menefee; in the United States District Court for the Eastern District of Virginia, Richmond Division. The plaintiff claimed race discrimination. The complaint was dismissed by order of the District Court dated February 17, 2000. Plaintiff had approximately 30 days from the date of dismissal within which to appeal. To our knowledge, no appeal was made. We therefore consider this matter closed.

Tammy L. Oakes v. The Keller Manufacturing Company, Inc. in the United States District Court for the Southern District of Indiana. The plaintiff claimed that she was wrongfully terminated from her employment with the Company in violation of the Americans with Disabilities Act of 1990, as amended. The plaintiff's counsel agreed to voluntarily dismiss the complaint and the parties filed a joint stipulation of dismissal to this effect, file stamped on January 19, 2000. We have now received the Court's order of dismissal, dated January 31, 2000. We therefore consider this matter closed.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not Applicable

Item 5.  Other Information
--------------------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

                                THE KELLER MANUFACTURING COMPANY, INC.


                                /s/ Steven W. Robertson
                                ------------------------------------------------
                                Steven W. Robertson
                                President and Chief Executive Officer



                                /s/ Danny L. Utz
                                ------------------------------------------------
                                Danny L. Utz
                                Vice President, Finance Chief
                                Financial Officer

                                         INDEX TO EXHIBITS




                                                                             Sequential Numbering
Number Assigned in                                                            System Page Number
Regulation S-K Item 601                 Description of Exhibit                    of Exhibit
------------------------                ----------------------               --------------------

(2)                                 No Exhibit
(3)                      3.01       Restated Articles of Incorporation
                                    of the Company (Incorporated by
                                    reference to Exhibit 3.01 to the
                                    Company's Amendment number 2 Form
                                    10 filed July 23, 1999, File No.
                                    000-25939).
                         3.02       Articles of Amendment of the
                                    Restated Articles of Incorporation
                                    of the Company (Incorporated by
                                    reference to Exhibit 3.02 to the
                                    Company' s Amendment number 2 Form
                                    10, filed July 23, 1999, File No.
                                    000-25939).
                         3.03       Articles of Amendment of the
                                    Restated Articles of Incorporation
                                    of the Company (Incorporated by
                                    reference to Exhibit 3.03 to the
                                    Company's Amendment number 2 Form
                                    10, filed July 23, 1999, File No.
                                    000-25939).
                         3.04       Bylaws of the Company
                                    (Incorporated by reference to
                                    Exhibit 3.04 to the Company's
                                    Amendment number 2 Form 10, filed
                                    July 23, 1999, File No.
                                    000-25939).
(4)                      (4)        4.01 Form of Shareholders Rights
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




                         10.10      The Keller Manufacturing Company,
                                    Inc. Incentive Program for
                                    Executive Personnel (Incorporated
                                    by reference to Exhibit 10.10 to
                                    the Company's Amendment number 2
                                    Form 10, filed July 23, 1999, File
                                    No. 000-25939).
                         10.11      License Agreement by and between
                                    the Company and PGA TOUR Licensing
                                    (Incorporated by reference to
                                    Exhibit 10.11 to the Company's
                                    Amendment number 2 Form 10, filed
                                    July 23, 1999, File No.
                                    000-25939).
                         10.12      Sponsorship Agreement by and
                                    between the Company and PGA TOUR,
                                    Inc. (Incorporated by reference to
                                    Exhibit 10.12 to the Company's
                                    Amendment number 2 Form 10, filed
                                    July 23, 1999, File No.
                                    000-25939).
(11)                                No Exhibit
(12)                                No Exhibit
(13)                                No Exhibit
(15)                                No Exhibit
(18)                                No Exhibit
(21)                                No Exhibit
(22)                                No Exhibit
(23)                                No Exhibit
(24)                                No Exhibit
(27)                     27.01      Financial  Data Schedule
(99)                                No Exhibit

                                       14