Form 10-Q
period 2000-06-30
KELLER MANUFACTURING CO
filed 2000-08-15
CIK 1085209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For quarterly period ending June 30, 2000

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934. For the transition period from __________________ to _________________

                        Commission File Number: 000-25939

                     THE KELLER MANUFACTURING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

 Indiana                                                  35-0435090
 -------------------------------                          ----------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           identification No.)

701 N. Water Street, Corydon, Indiana                     47112
-------------------------------                           ------
(Address of principal executive offices)                  (Zip Code)

                                  812-738-2222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [ ]


As of June 30, 2000, the registrant had 5,612,109 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS


                                                                     Page Number
PART I

Item     1.       Financial Statements:

                  Consolidated Balance Sheets as of
                  June 30, 2000 and 1999, and December 31, 1999                3

                  Consolidated Statements of Income for the Three Months
                  Ended and the Six Months ended June 30, 2000 and 1999        4

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 2000 and 1999                          5

                  Notes to Consolidated Financial Statements                   6

Item     2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

Item     3.       Quantitative and Qualitative Disclosures About Market Risk   8

PART II
Item     1        Legal  Proceedings                                           9

Item     2.       Changes in Securities and Use of Proceeds                    9

Item     3.       Defaults Upon Senior Securities                              9

Item     4.       Submission of Matters to a Vote of Security Holders          9

Item     5.       Other Information                                            9

Item     6.       Exhibits and Reports on Form 8-K                             9

                  Signatures                                                  10

                  Index to Exhibits                                           11

PART I   FINANCIAL INFORMATION
ITEM 1.  Financial Statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999 AND DECEMBER 31, 1999

                                                                              JUNE 30                DECEMBER 31,
                                                                       2000             1999             1999
                                                                       ---------------------         ------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $1,645,376      $4,098,806      $2,840,242
  Accounts receivable, less allowance for doubtful accounts of
  $287,000 (June 30, 2000).  $294,000 (June 30, 1999) and
  $257,000 (December 31, 1999)                                         8,034,020       7,168,452       6,659,480
  Inventories                                                         18,829,790      17,053,781      17,693,432
  Other current assets                                                   417,736         752,458         614,265
                                                                     -----------     -----------     -----------

      Total current assets                                            28,926,922      29,073,497      27,807,419
                                                                     -----------     -----------     -----------

PROPERTY, PLANT AND EQUIPMENT - net                                   10,457,369       9,689,139      10,045,302

PREPAID PENSION COSTS                                                  1,629,242       1,577,644       1,835,335
                                                                     -----------     -----------     -----------

TOTAL                                                                $41,013,533     $40,340,280     $39,688,056
                                                                     ===========     ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $1,774,957      $1,792,524      $1,670,349
   Commissions, salaries and withholdings                              1,000,097       1,187,261       1,184,562
   Accrued vacation                                                      568,699         559,212         383,824
   Other current liabilities                                           1,044,833       1,370,088       1,037,096
                                                                     -----------     -----------     -----------

     Total current liabilities                                         4,388,586       4,909,085       4,275,831

LONG-TERM LIABILITIES -
   Deferred income taxes                                               1,133,628       1,046,538       1,196,217
                                                                     -----------     -----------     -----------

     Total liabilities                                                 5,522,214       5,955,623       5,472,048
                                                                     -----------     -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common  stock  - no par  value,  authorized  40,000,000  shares, issued and  outstanding  5,612,109  (June 30,  2000),  5,779,087
    (June 30, 1999) and 5,619,363 (December 31, 1999)                  1,728,753          28,682       1,712,638
    Retained earnings                                                 33,762,566      34,355,975      32,503,370
                                                                     -----------     -----------     -----------

     Total stockholders' equity                                       35,491,319      34,384,657      34,216,008
                                                                     -----------     -----------     -----------

TOTAL                                                                $41,013,533     $40,340,280     $39,688,056
                                                                     ===========     ===========     ===========

See notes to consolidated financial statements


THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS  AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2000             1999           2000             1999
NET SALES                                             $14,941,259      $15,683,326    $29,623,836      $29,677,868
COST OF SALES                                          11,241,393       11,195,104     22,470,660       21,415,318
                                                      -----------      -----------    -----------      -----------
GROSS PROFIT                                            3,699,866        4,488,222      7,153,176        8,262,550
SELLING, GENERAL, AND ADMINISTRATIVE                    2,271,967        2,405,843      4,436,147        4,574,586
                                                      -----------      -----------    -----------      -----------
INCOME BEFORE INCOME TAXES                              1,427,899        2,082,379      2,717,029        3,687,964
INCOME TAXES                                              543,098          788,652      1,010,692        1,359,952
                                                      -----------      -----------    -----------      -----------
NET INCOME                                               $884,801       $1,293,727     $1,706,337       $2,328,012
                                                      ===========      ===========    ===========      ===========

NETINCOME PER SHARE OF COMMON  STOCK,
    basic and  dilutive - based on weighted  average
    number of shares  outstanding  of 5,611,717  and
    5,830,796 the six months ended June 30, 2000 and
    1999, respectively;  and 5,611,717 and 5,803,162
    for the three  months  ended  June 30,  2000 and
    1999, respectively.                                     $0.16             $0.22         $0.31           $0.40
                                                      ===========      ============   ===========      ==========

See notes to consolidated financial statements.


THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                      2000            1999
                                                                                  --------------------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
   Net Income                                                                     $1,706,337      $2,328,012
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                    851,400         788,100
     Deferred income taxes                                                           (72,633)        (32,322)
     Common stock awards                                                              17,357         307,660
     Changes in assets and liabilities:
       Accounts receivable                                                        (1,374,540)       (883,935)
       Inventories                                                                (1,136,358)       (987,291)
       Other current assets                                                          206,573         316,667
       Prepaid pension costs                                                         206,093         183,115
       Accounts payable                                                              104,608         (32,819)
       Commissions, salaries, withholdings and accrued vacation                          410        (271,445)
       Other current liabilities                                                       7,737         (40,253)
                                                                                  ----------      ----------

         Net cash provided by operating activities                                   516,984       1,675,489
                                                                                  ----------      ----------

INVESTING ACTIVITIES -
   Purchases of property, plant and equipment                                     (1,263,467)       (679,062)
   Sale of investment securities available for sale                                     ---          500,000
                                                                                  ----------      ----------
         Net  cash used in investing activities                                   (1,263,467)       (179,062)
                                                                                  ----------      ----------

FINANCING ACTIVITIES:
   Redemptions of common stock                                                       (54,149)       (975,803)
   Dividends paid                                                                   (394,234)       (407,601)
                                                                                  ----------      ----------

         Net cash used in financing activities                                      (448,383)     (1,383,404)
                                                                                  ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,194,866)        113,023

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,840,242       3,985,786
                                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $1,645,376      $4,098,809
                                                                                  ==========      ==========

CASH PAID DURING THE YEAR FOR:
   Income taxes                                                                     $923,000      $1,170,000
                                                                                  ==========      ==========

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999  AND DECEMBER 31, 1999


Note 1.  Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10K filed by the Company with the Securities and Exchange Commission ("SEC"). The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.  Inventories

The following is a summary of the major classes of inventories:

                             June 30, 2000     June 30, 1999   December 31, 1999
                             -------------     -------------   -----------------
                               (Unaudited)       (Unaudited)

         Raw Materials          $6,165,041         $6,853,834         $6,211,692
         Work-in-process         9,042,511          7,423,903          8,590,283
         Finished Goods          3,622,238          2,776,044          2,891,457
                               -----------        -----------        -----------
                               $18,829,790        $17,053,781        $17,693,432
                               ===========        ===========        ===========

Note 3.  Income Taxes

The major contributor to the reduction in taxes is due to the decrease in net income for the first half of 2000 as compared to the first half of 1999. The tax liability decreased by 25.7% for the six month comparison.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2000, June 30, 1999, and December 31, 1999 and the consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 1999 Annual Report to Shareholders.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                        THREE MONTHS ENDED                SIX MONTHS ENDED
                      2000             1999              2000         1999
                      ----             ----              ----         ----

 Net Sales             100.0%            100.0%           100.0%        100.0%
Cost of Sales           75.2%             71.4%            75.9%         72.2%
Gross Profit            24.8%             28.6%            24.1%         27.8%
Selling, General &
   Administrative       15.2%             15.3%            14.9%         15.4%
Operating Income         9.6%             13.3%             9.2%         12.4%
Other Expense(1)          *                 *                *             *
Income Before Taxes      9.6%             13.3%             9.2%         12.4%
Income Taxes             3.7%              5.1%             3.5%          4.6%
Net Income               5.9%              8.2%             5.7%          7.8%

* Less than 1%.

Three Months Ended June 30, 2000, compared to three months ended June 30, 1999

Net Sales. Net sales decreased approximately $0.8 million to approximately $14.9 million for the second quarter 2000 compared to approximately $15.7 million in the second quarter 1999. The firm order backlog was reduced $0.5 million from $6.0 million June 30, 1999 to $5.5 million June 30, 2000.

Cost  of  Sales.   Cost  of  sales  as  a  percentage  of  net  sales  increased approximately 3.8% for the second quarter 2000 at 75.2% compared to 71.4% for the second quarter 1999. Actual cost of sales remained the same at approximately $11.2 million for the second quarter 1999 to approximately $11.2 milion for the second quarter 2000. The employee turnover continues to require training and continues to result in some inefficiencies in the manufacturing process. Some of the inefficiencies have resulted in higher cost of indirect labor, parts loss due to poor quality, and higher supervision cost due to the added night shift. The employee benefit costs have also increased, largely due to increased health costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased for the second quarter of 2000 by approximately $0.1 million. As a percent of net sales, selling, general and administrative expenses decreased from 15.3% for the second quarter 1999 to 15.2% for the second quarter 2000. Most of the reduction was due to lower advertising costs. The Company plans to reduce advertising for the remainder of 2000.

NetIncome. As a result of the above factors, net income for the second quarter declined 31.0% to approximately $0.9 million in 2000 compared to approximately $1.3 million in 1999.

Six  Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net Sales. Net sales remained about the same at $29.6 million for the first half of 2000 compared to $29.7 million in the first half of 1999.

Cost of Sales. Total cost of sales increased approximately $1.1 million for the first half of 2000. As a percent of net sales, cost of sales increased from 72.2% in the first half of 1999 to 75.9% for the first half of 2000. Material cost and direct labor cost remained about the same while fixed cost increased approximately $0.4 million and variable cost increased approximately $0.8 million. As mentioned earlier, employee turnover continues to result in some inefficiencies in the manufacturing process.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $138,000 for the first six months of 2000 as compared to the first six months of 1999. This was a 0.5% decrease as a percent of net sales, decreasing from 15.4% in the first six months of 1999 to 14.9% in the first six months of 2000. Costs that have been reduced are advertising, legal fees and upgrading the information system.

Net Income. As a result of the above factors, the net income for the first six months of 2000 was approximately $1.7 million. This is approximately $622,000 less than 1999's first half net income of approximately $2.3 million.

Liquidity and Capital Resources. There was no significant change in the Company's liquidity. The most noticeable change was the increase in receivables and inventory causing a decrease in cash on hand. Working capital increased 12.5% from approximately $24.2 million in the first six months of 1999 to approximately $24.5 million for the first six months of 2000. Current ratio was
6.6 to 1 for the first six months of 2000, compared to 5.9 to 1 for the same six months in 1999. The liquid ratio was 2.3 to 1 for the first six months of 2000 and for the first six months of 1999 was 2.3 to 1. Expenditures on capital assets was up approximately $550,000, a 75% increase over the first six months of 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         Not applicable

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on April 28, 2000. At the Annual Meeting the shareholders elected as Directors for an additional three year term the three nominees proposed by the Board of Directors.

                              Votes             Votes            Broker
                              Cast for          Withheld         Non-Votes

Ronald W.  Humin              5,022,601           26,933              0
John C. Schenkenfelder        5,022,745           26,789              0
Scott A. Armstrong            4,814,559          234,975              0


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. See Index to Exhibits which is incorporated by reference herein.

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE KELLER MANUFACTURING COMPANY, INC.





8/14/2000                                  /s/Steven W. Robertson
--------------            BY:      ------------------------------------------
Date                                       Steven W. Robertson
                                           President and Chief Executive Officer

8/14/2000                                 /s/Danny L. Utz
--------------                      ------------------------------------------
Date                                       Danny L. Utz
                                           Vice President, Finance
                                           Principle Financial Officer

                                INDEX TO EXHIBITS


Number Assigned in
Regulation S-K Item 601                        Description of Exhibit
-----------------------                        ----------------------


(3)                            3.01            Restated        Articles       of
                                               Incorporation   of  the   Company
                                               (Incorporated   by  reference  to
                                               Exhibit  3.01  to  the  Company's
                                               Amendment  number 2 Form 10 filed
                                               July   23,    1999,    File   No.
                                               000-25939).
                               3.02            Articles  of   Amendment  of  the
                                               Restated        Articles       of
                                               Incorporation   of  the   Company
                                               (Incorporated   by  reference  to
                                               Exhibit  3.02  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
                               3.03            Articles  of   Amendment  of  the
                                               Restated        Articles       of
                                               Incorporation   of  the   Company
                                               (Incorporated   by  reference  to
                                               Exhibit  3.03  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
                               3.04            Bylaws     of     the     Company
                                               (Incorporated   by  reference  to
                                               Exhibit  3.04  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
(4)                            4.01            Form   of   Shareholders   Rights
                                               Agreement,  dated as of  December
                                               18,  1998,  by  and  between  the
                                               Company and J.J.B. Hilliard, W.L.
                                               Lyons,   Inc.  as  Rights   Agent
                                               (Incorporated   by  reference  to
                                               Exhibit  4.01  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
                               4.02            See  Article  IV of the  Restated
                                               Articles of  Incorporation of the
                                               Company  found  in  Exhibit  3.01
                                               (Incorporated   by  reference  to
                                               Exhibit  4.02  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
                               4.03            See  Article  II of the Bylaws of
                                               the Company found in Exhibit 3.04
                                               (Incorporated   by  reference  to
                                               Exhibit  4.03  to  the  Company's
                                               Amendment number 2 Form 10, filed
                                               July   23,    1999,    File   No.
                                               000-25939).
(27)                           27.01           Financial Data Schedule