Form 10-Q
period 2000-09-30
KELLER MANUFACTURING CO
filed 2000-11-14
CIK 1085209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For quarterly period ending September 30, 2000


 [ ]      Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange   Act   of   1934.   For   the    transition    period   from
          __________________ to _________________


                        Commission File Number: 000-25939


                     THE KELLER MANUFACTURING COMPANY, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                 Indiana                                   35-0435090
                 -------                                   ----------
     (State or other jurisdiction of                     I.R.S. Employer
      incorporation or organization)                   identification No.)


      701 N. Water Street, Corydon, Indiana                   47112
      -------------------------------------                   -----
     (Address of principal executive offices)              (Zip Code)


                                  812-738-2222
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

As of November 9, 2000, the registrant had 5,610,157 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                     Page Number
                                                                     -----------
PART I

Item 1. Financial Statements:

        Consolidated Balance Sheets as of
        September 30, 2000 and 1999, and December 31, 1999               3

        Consolidated Statements of Income for the Three
        Months Ended and the Nine Months Ended
        September 30, 2000 and 1999                                      4

        Consolidated Statements of Cash Flows for the Nine
        Months Ended September  30, 2000 and 1999                        5

        Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              7
Item 3. Quantitative and Qualitative Disclosures About Market Risk       8


PART II

Item 1  Legal  Proceedings                                               9

Item 2. Changes in Securities and Use of Proceeds                        9

Item 3. Defaults Upon Senior Securities                                  9

Item 4. Submission of Matters to a Vote of Security Holders              9

Item 5. Other Information                                                9

Item 6. Exhibits and Reports on Form 8-K                                 9

            Signatures                                                  10

            Index to Exhibits                                           11


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements



                     THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
September 30, 2000 and 1999 and December 31, 1999
-----------------------------------------------------------------------------------------------


                                                           September 30            December 31
                                                      2000             1999           1999
                                                      ---------------------           ----
                                                           (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $   468,579     $ 3,561,379     $ 2,840,242
  Accounts receivable, less allowance
  for doubtful accounts of
  $319,000 (September 30, 2000),
  $294,000 (September 30, 1999) and
  $257,000 (December 31, 1999)                       8,381,289       6,807,155       6,659,480
  Inventories                                       19,845,715      17,527,745      17,693,432
  Other current assets                                 636,984         651,115         614,265
                                                   -----------     -----------     -----------

      Total current assets                          29,332,567      28,637,394      27,807,419

PROPERTY, PLANT AND EQUIPMENT - net                 10,779,412       9,861,973      10,045,302

PREPAID PENSION COSTS                                1,697,722       1,686,097       1,835,335
                                                   -----------     -----------     -----------

TOTAL                                              $41,809,701     $40,185,464     $39,688,056
                                                   ===========     ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $ 1,766,572     $ 1,658,729     $ 1,670,349
   Commissions, salaries and withholdings            1,274,717       1,631,870       1,184,562
   Accrued vacation                                    599,776         587,625         383,824
   Other current liabilities                         1,074,584         987,533       1,037,096
                                                   -----------     -----------     -----------

     Total current liabilities                       4,715,649       4,865,757       4,275,831

LONG-TERM LIABILITIES -
   Deferred income taxes                             1,189,588       1,105,433       1,196,217
                                                   -----------     -----------     -----------

     Total liabilities                               5,905,237       5,971,190       5,472,048
                                                   -----------     -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - no par value, authorized
   40,000,000 shares, issued and outstanding
   5,610,157 (September 30, 2000),
   5,677,363 (September 30, 1999), and
   5,619,363 (December 31, 1999)                     1,728,513        (808,017)      1,712,638
   Retained earnings                                34,175,951      35,022,291      32,503,370
                                                   -----------     -----------     -----------

     Total stockholders' equity                     35,904,464      34,214,274      34,216,008
                                                   -----------     -----------     -----------

TOTAL                                              $41,809,701     $40,185,464     $39,688,056
                                                   ===========     ===========     ===========

See notes to consolidated financial statements



                                THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended and Nine Months Ended September 30, 2000 and September 30, 1999
(Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                      ----------------------------       ----------------------------
                                                          2000             1999              2000             1999

NET SALES                                             $13,147,371      $13,138,745       $42,771,207      $42,816,613
COST OF SALES                                           9,918,110        9,721,651        32,388,760       31,136,969
                                                      -----------      -----------       -----------      -----------
GROSS PROFIT                                            3,299,261        3,417,094        10,382,447       11,679,644
SELLING, GENERAL, AND ADMINISTRATIVE                    2,135,573        1,961,156         6,571,730        6,535,742
                                                      -----------      -----------       -----------      -----------
INCOME BEFORE INCOME TAXES                              1,093,688        1,455,938         3,810,717        5,143,902
INCOME TAXES                                              477,277          590,068         1,487,969        1,950,020
                                                      -----------      -----------       -----------      -----------
NET INCOME                                            $   616,411      $   865,870       $ 2,322,748      $ 3,193,882
                                                      ===========      ===========       ===========      ===========

NETINCOME PER SHARE OF COMMON STOCK,
   basic and  dilutive - based on weighted
   average number of shares outstanding of
   5,611,466  and  5,789,333 for the nine
   months ended September 30, 2000 and
   September 30, 1999, respectively; and
   5,610,958 and 5,708,637 for the three
   months ended September 30, 2000 and
   September 30, 1999, respectively.                        $0.11            $0.15             $0.41            $0.55
                                                      ===========      ===========       ===========      ===========


See notes to consolidated financial statements.



                         THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine  Months Ended September 30, 2000 and 1999
(Unaudited)
-------------------------------------------------------------------------------------------------------

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                               2000             1999
                                                                               ----             ----
                                                                                    (Unaudited)

OPERATING ACTIVITIES
   Net Income                                                            $   2,322,748   $   3,193,882
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                            1,282,270       1,195,094
     Deferred income taxes                                                    (263,019)         38,312
     Common stock awards                                                        17,357         307,660
     Changes in assets and liabilities:
       Accounts receivable                                                  (1,721,809)       (522,638)
       Inventories                                                          (2,152,283)     (1,461,255)
       Other current assets                                                    233,671         130,602
       Prepaid pension costs                                                   137,613          74,662
       Accounts payable                                                         96,223        (166,614)
       Commissions, salaries, withholdings and accrued vacation                306,107         201,577
       Other current liabilities                                                37,488        (422,808)
         Income tax receivable                                                 _______         275,669
                                                                         -------------   -------------

         Net cash provided by operating activities                             296,366       2,844,143
                                                                         -------------   -------------

INVESTING ACTIVITIES -
   Purchases of property, plant and equipment                               (2,016,380)     (1,258,895)
   Sale of investment securities available for sale                            _______         500,000
                                                                         -------------   -------------
      Net cash used in investing activities                                 (2,016,380)       (758,895)
                                                                         -------------   -------------


FINANCING ACTIVITIES:
   Redemption of common stock                                                  (60,981)     (1,812,502)
   Dividends paid                                                             (590,668)       (607,153)
                                                                         -------------   -------------

         Net cash used in financing activities                                (651,649)     (2,419,655)
                                                                         -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (2,371,663)       (334,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,840,242       3,985,786
                                                                         -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     468,579   $   3,651,379
                                                                         =============   =============

CASH PAID DURING THE PERIOD FOR:
   Income taxes                                                           $  1,131,000   $   1,170,000
                                                                         =============   =============

See notes to the consolidated financial statements


             THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September  30, 2000 and 1999  and December 31, 1999
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10K filed by the Company with the Securities and Exchange Commission ("SEC") on March 29, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other interim period.


Note 2.  Inventories

The following is a summary of the major classes of inventories:

                     September 30, 2000   September 30, 1999   December 31, 1999
                     ------------------   ------------------   -----------------
                        (Unaudited)           (Unaudited)

Raw Materials           $ 6,089,300          $ 6,752,886          $ 6,211,692
Work-in-process          10,253,610            8,053,095            8,590,283
Finished Goods            3,502,805            2,721,764            2,891,457
                        -----------          -----------          -----------
                        $19,845,715          $17,527,745          $17,693,432
                        ===========          ===========          ===========


Note 3.  Income Taxes

The major contributor to the reduction in taxes is due to the decrease in net income for the first nine months of 2000 as compared to the first nine months of 1999.


Note 4.  New Accounting Standards

The Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company does not expect adoption of this standard will have a material impact on its results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included its Form 10K filed by the Company with the Securities and Exchange Commission on March 29, 2000.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.


                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER, 30          SEPTEMBER, 30
                                         2000      1999         2000      1999
                                         ----      ----         ----      ----

Net Sales                              100.0%    100.0%       100.0%    100.0%
Cost of Sales                           75.4%     74.0%        75.7%     72.7%
Gross Profit                            24.6%     26.0%        24.3%     27.3%
Selling, General & Administrative       16.2%     14.9%        15.4%     15.3%
Operating Income                         8.4%     11.1%         8.9%     12.0%
Income Before Taxes                      8.4%     11.1%         8.9%     12.0%
Income Taxes                             3.6%      4.5%         3.5%      4.6%
Net Income                               4.8%      6.6%         5.4%      7.5%


Three Months Ended September 30, 2000, compared to three months ended September 30, 1999

Net Sales. Net Sales increased approximately $8,000 to approximately $13,147,000 for the third quarter 2000 compared to approximately $13,139,000 in the third quarter 1999.

Cost  of  Sales.   Cost  of  Sales  as  a  percentage  of  net  sales  increased approximately 1.4% for the third quarter 2000, at 75.4% compared to 74.0% for the third quarter 1999. Actual cost of sales increased from approximately $9.7 million for the third quarter 1999 to approximately $9.9 million for the third quarter 2000. The employee turnover continues to require training and continues to result in some inefficiencies in the manufacturing process. Some of the inefficiencies have resulted in higher cost of indirect labor, parts loss due to poor quality and higher supervision cost due to the added night shift. The employee benefit costs have also increased, largely due to increased health care costs. In the third quarter, the Company agreed to absorb approximately $460,000 more in increased health care costs rather than raise employee premiums.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased for the third quarter of 2000 by approximately $174,000. As a percent of net sales, Selling, General and Administrative Expenses increased from 14.9% for the third quarter 1999 to 16.2% for the third quarter 2000. Most of the increase was due to higher cost of bad debt and professional fees.

Net Income. As a result of the above factors, net income for the third quarter declined 28.8% to approximately $0.6 million in 2000 compared to approximately $0.9 million in 1999.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net Sales Net sales remained about the same at approximately $42,771,000 for the first nine months of 2000 compared to approximately $42,817,000 in the first nine months of 1999.

Cost of Sales. Total cost of sales increased approximately $1.3 million for the first nine months of 2000. As a percent of net sales, cost of sales increased from 72.7% in the first nine months of 1999 to 75.7% for the first nine months of 2000. Material cost and direct labor cost remained approximately the same while indirect cost increased approximately $1.6 million. Indirect cost increased primarily due to continued employee turnover in a very tight labor market, this has resulted in some inefficiencies in the manufacturing process, higher supervision costs, increased health care costs, and higher indirect labor costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained approximately the same for the first nine months of 2000 as compared to the first nine months of 1999. Only a slight increase from 15.3% in the first nine months of 1999 to 15.4% in the first nine months of 2000.

Net Income. As a result of the above factors, the net income for the first nine months of 2000 was approximately $2.3 million. This is approximately $871,000 less than 1999's first nine months income of approximately $3.2 million.

Liquidity and Capital Resources. The most noticeable change in the Company liquidity was the increase in receivables and inventory resulting in a decrease in cash. Current ratio was 6.2 to 1 for the first nine months of 2000, compared to 5.9 to 1 for the same nine months in 1999. The liquid ratio was 1.9 to 1 for the first nine months of 2000 and for the first nine months of 1999 was 2.1 to
1. Expenditures on capital assets was up approximately $753,000, a 55% increase over the first nine months of 1999; this was mostly due to a warehouse constructed at the Company's New Salisbury location.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

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

                  (a)  Exhibits.  (27) 27.01 Financial Data Schedule

                  (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE KELLER MANUFACTURING COMPANY, INC.


11/13/00
-------------------              BY: /s/ Steven W. Robertson
Date                                 -------------------------------------------
                                     Steven W. Robertson
                                     President and Chief Executive Officer


11/13/00
-------------------                  /s/ Danny L. Utz
Date                                 -------------------------------------------
                                     Danny L. Utz
                                     Vice President, Finance
                                     Principle Financial Officer