Form 10-K
period 2000-12-31
KELLER MANUFACTURING CO
filed 2001-03-30
CIK 1085209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year Ended December 31, 2000

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ______to _____

                        COMMISSION FILE NUMBER 000-25939

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

                                  812-738-2222
                                  ------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock - No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes  [X]       No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of common stock, (the only class of equity outstanding), held by non-affiliates of the Registrant based on the closing price of the common shares of $3.75 as of February 28, 2001 was approximately $21,038,089 The number of shares outstanding of the registrant's common stock as of February 28,2001 was 5,610,157

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated March 27, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 27, 2001 are incorporated by reference into
Part III.

                                TABLE OF CONTENTS

Number                                                                      Page
------                                                                      ----

PART I

ITEM 1   Business                                                              3

ITEM 2   Properties                                                            7

ITEM 3   Legal Proceedings                                                     7

ITEM 4   Submission of Matters to a Vote of Security Holders                   7


PART II

ITEM 5   Market for Registrant's Common Equity and Related                     8
                 Stockholder Matters

ITEM 6   Selected Financial Data                                               8

ITEM 7   Management's Discussion and Analysis of Financial                     8
                 Conditions and Results of Operations

ITEM 8   Financial Statements and Supplementary Data                           8

ITEM 9   Changes in the Disagreements with Accountants on                      8
                 Accounting and Financial Disclosures


PART III

ITEM 10  Directors and Executive Officers of the Registrant                    9

ITEM 11  Executive Compensation                                                9

ITEM 12  Security Ownership of Certain Beneficial Owners                       9
                 And Management

ITEM 13  Certain Relationships and Related Transactions                        9


PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports                  10
                 On Form 8-K

Signatures                                                                    11

                                     PART I

     Item Form 10-K Annual Report (the "Report") contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing and other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although The Keller Manufacturing Company, Inc. (the "Company") believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company history dates back to 1866 when the "Keller Store" in Corydon, Indiana was established. From that time, the operation entered into various businesses, including running an electrical light plant, manufacturing spokes for farm wagons, operation in a hub-mill, farm wagon production, building barns, producing wooden porch furniture, wooden truck bodies and refrigerator boxes, as well as making end tables, magazine racks, chair parts - and by 1933, a drop leaf table. The Company was incorporated in 1906 under the laws of the State of Indiana.

Over 300,000 wagons were built from 1901-1912. In 1942, however, the invention of the farm tractor made the Keller wagon obsolete thereby causing the Company to end its wagon production. In late 1943, the Company developed household furniture, including breakfast room suites and dinettes. In the early 1960's, Keller introduced its first bedroom group. A new plant was built at Culpeper, Virginia in 1965 and a third plant was built in 1973 at new Salisbury, Indiana. In 1979, the Company leased four trucks and trailers to deliver furniture directly to their furniture dealers. In 1996, the Company formed Keller Dedicated Trucking, Inc. ("Keller Trucking"). A wholly owned subsidiary of the Company. Its primary function is to provide delivery services for the Company. Keller Trucking also transfers materials between plants, provides delivery for some purchased merchandise and provides backhaul services for other companies when available. Keller Trucking operated 22 trucks in 2000 which delivered approximately 80% of the Company's finished products

NARRATIVE DESCRIPTION OF BUSINESS

The Company designs and manufactures various styles of solid wood dining room and bedroom furniture using lumber which it has kiln dried at its facilities. The Company dedicates certain production facilities to specific product lines and generally manufactures products in response to customer orders. The dining room furniture consists of chairs, tables, chinas, buffet/hutches and servers. The primary items manufactured for the bedroom are chests, dressers, nightstands, beds, entertainment decks, mirrors and entertainment centers. There are eight different product lines made of oak, one line made of cherry, and one of maple (the Company commonly refers to product lines as "groups" and the terms will be used interchangeably herein). Another product line was introduced in the Fall of 1998. This line is a product licensed by the PGA TOUR(R) ("PGA TOUR) and is marketing as such. The licensing agreement between the PGA TOUR and the company gives the Company an exclusive license with respect to its bedroom, dining room and casual dining furniture and a nonexclusive license with respect to its occasional furniture to use the verbiage "PGA TOUR" and "SENIOR PGA TOUR" and the graphics associated with this verbiage in the design of said furniture. The sale of the licensed products is limited to the United States, its territories and possessions and the Commonwealth of Puerto Rico. The term of the license extends to December 3, 2001, subject to certain events of default which will grant the PGA TOUR the right of termination and subject to the Company's option for an additional three year term subject to agreement of the parties and the Company's satisfactory performance under the terms of the license. The PGA TOUR group is an antique English style made of oak. The group is priced slightly higher than other groups offered due to the royalty fees required for the PGA TOUR licensing. The signature product for the group is a golf locker.

Keller's newest product line is, "TRANSITIONS", introduced at the High Point October 2000 Market. Mixing elements of Shaker and Missions together with Contemporary lines, our Transitions collection will allow the retailer to display several very active style categories with one group. Transitions has been the most successful introduction, with approximately $2.5 million orders written at market. Shipments of the new group are expected to start around the middle of March 2001.

We have also expanded into occasional offerings of our best-selling Dining and Bedroom Groups; Chestnut Creek's Occasional Group, PGA Tour Home Collection, and Casual Cherry Dining Collection, these collections combine solid wood with wrought iron.

The Company's products are sold primarily in the middle to upper-middle price range. Net sales from Bedroom Furniture, over the past three years, have exceeded net sales from Dining Room Furniture. Bedroom Furniture Sales increased from 51.1% in 1997 to 51.5% in 1998 and 51.6% in 1999, however in 2000 Bedroom
Furniture  Sales  decreased  to 49.8%  with  Dining  Room  Sales  at  48.0%  and
Occasional Furniture at 1.2% of total Net Sales. The sales for Occasional Furniture were approximately 3.6% of total Net Sales in 1999. In 2000, the Bedroom Furniture ranged in price from $1,699 to $4,999. Dining Room Sets ranged from $1,299 to $4,999.

The Company sells its products nationwide through an exclusive sales force of commissioned employees to approximately 1,600 national, regional and local furniture chains, independent furniture retailers and warehouse showrooms. According to Furniture Design & Manufacturing Magazine, Keller Manufacturing was ranked 106th in sales among furniture manufacturers in North America in 1999. The Company's Multi-Media Plan is a pre-established fund used to advertise and promote the Company's products. The Multi-Media Plan is budgeted for approximately $1,355,000 in 2001 and is included in the Company's advertising budget. The Company also promotes its products at the International Home Furnishings Center at High Point, North Carolina by leasing showroom space to display its products at home furnishings trade shows. Keller will be dropping its sponsorship with the PGA TOUR in March 2001. However, Keller will keep its licensing agreement with the PGA TOUR and continue to produce the PGA TOUR line.

RAW MATERIALS

The Company purchases lumber from approximately 50 suppliers with no single supplier representing over 10% of purchases. There has been no difficulty experienced in obtaining lumber. Material prices had declined in 1999 compared to 1998. There are three primary grades of hardwood: #1, #2 and #3. #1 is the highest quality with the least defects while #3 has the greatest number of defects. The Company purchases #2 grade lumber, cuts out any defects and uses this refined #2 in its manufacturing process. This practice allows the company to manufacture furniture of comparable quality to furniture made from #1 grade lumber but on a more cost efficient basis. The cost of lumber increased in 2000 with Cherry Lumber increasing approximately 40%. The cost of lumber is expected to decline during 2001. For the first half of 2001 the purchase of lumber is being reduced in order to lower inventory. The purchase of lumber during the year will depend on the Company's orders received from our customers.

PATENTS, TRADEMARKS, LICENSES OR FRANCHISES

The Company currently holds no patents or franchises. The Company does have a licensing agreement with the PGA TOUR. The Company Logo was changed in 2000 to "KELLER FURNITURE", replacing the old Company Logo after approximately forty years. The new Logo is not considered to provide any financial benefit to the Company. The Logo was changed for trade and consumer purposes only.

SEASONAL EFFECTS

In previous years the company has experienced some seasonal effects on sales. The slowest period for sales has traditionally been the second quarter. However, in 2000 and 1999 the slowest period for sales was the fourth quarter. And while the third quarter has traditionally been the strongest quarter for sales, in 2000 and 1999 the first quarter was the strongest. This was due in part to the orders taken on new introductions in 3rd and 4th quarters and shipped in the first quarter of 2000 and 1999. The economy and consumer confidence will have a large effect on how strong or weak sales will be in 2001.

WORKING CAPITAL

The furniture manufacturing industry has no standard guideline for carrying working capital and the Company does not require its retailers to maintain minimum working capital. The Company meets dealer demand by scheduling cut packages based on current and estimated sales mixes with high volume dealers receiving priority on quick shipment of merchandise.

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

CUSTOMERS
---------

The Company's ten largest customers accounted for approximately 40% of its net sales in 2000. The Company's largest customer, Haverty's Furniture ("Havertys"), accounted for approximately 16% of the Company's net sales in 2000. The loss of Havertys or another large customer could have a material adverse effect on the Company. Orders decreased approximately $259,000 in 2000 due primarily to economic downturn.

BACKLOG
-------

Backlog orders believed to be firm as of December 31, 2000 were approximately $1,844,000 compared to $8,508,000 in 1999 and $6,286,000 in 1998. Backlog was
reduced to lower than usual due to slow down in fourth quarter economy. Currently, all orders placed with the Company will be filled and shipped as ordered within four weeks. The Company does, however, allow modification or cancellations of orders up to the time the product is loaded for shipment. A cancellation at such a late stage is subject to a monetary penalty and occurs only infrequently.

COMPETITION
-----------

As the Company continues to expand its product line, it becomes more difficult to identify a specific competitive market. The Company currently manufactures and competes in lines of bedroom, dining room and occasional furniture, and sells to retailers nationwide. The Company's products fall in the middle to upper-middle price line. The company's direct competitors include Kincaid Furniture Co. ("Kincaid"), Cochrane Furniture ("Cochrane"), Sumter Cabinet co. ("Sumter"), Mobel, Inc. ("Mobel"), Durham Furniture, Inc. ("Durham"), Richardson Brothers Co. ("Richardson Brothers") and Kimball Furniture ("Kimball"). Kincaid is considered the Company's most direct competitor, and its dining, bedroom and occasional groups are the strongest competing products against the Company's product lines. Cochrane and Sumter are the next most competitive companies. They both compete in the dining and bedroom categories. Cochrane is strongest in dining room lines and Sumter is strongest in the bedroom lines. Both Mobel and Durham compete directly with the Company in bedroom lines. Richardson Brothers and Kimball both offer lines in dining room and bedroom categories but don't offer the number of products within these groups as the aforementioned direct competitors.

There is a growing number of import furniture from China. Mostly it is made up of promotional and is a veneered product. Although it's not direct competition, imports have taken more floor and warehouse space. Keller has launched a National Floor Sales Training Campaign to get all retail floor sales people to differentiate us vs. imports.

There are three primary methods of competition in the furniture manufacturing industry:

        1.       Product Quality
        2.       Price; and
        3.       Customer Service.

The Company has several attributes, which it believes, when combined, afford it a competitive advantage. The Company specializes in dining room and bedroom furniture made of solid wood. Solid Wood furniture is considered higher quality than furniture made from composite materials. This is a valuable marketing tool in selling to consumers. Moreover, the Company applies a protective finish to its products, which is more durable than that of most of its competitors. The company's products are priced competitively for high quality furniture and the range of retail prices available for various product lines makes its products available to a wide range of customers. The Company also believes it is positioned to effectively compete in customer service areas. The company's entire product lines may be made available currently in four weeks. Products are cut based on demand, which also improves the average delivery time. Moreover, the company manufactures most of its own parts and dries all of its own lumber. All bending for chairs, headrests and bows are also processed internally. Finally, Keller Trucking delivers 80% of the Company's merchandise which is shipped. This allows the furniture to be delivered faster and at a lower cost than using outside resources. These factors allow the company to produce quality furniture at competitive prices.

RESEARCH AND TECHNICAL DEVELOPMENT

The Company's expenditures on research and development activities can be broken down into two categories, product development and tooling. Product development consists of research and design, with some design being outsourced. Tooling entails the purchase of tools, patterns, equipment and labor associated with the introduction of a new group. Product Development expenses for 1998, 1999, and 2000 have been approximately $52,000, $99,000 and $73,000, respectively. Product Development costs increased to $99,000 for 1999 due to an arrangement for the Product Designer receiving a percentage for all PGA TOUR GROUP Orders. Because of decline in PGA Orders in 2000 product developments costs were reduced to approximately $73,000.

The tooling cost over the past four years including 1997, 1998, 1999 and 2000 were approximately $273,000, $386,000, $275,000, and $282,000, respectively.
Tooling cost in the future could remain about the same or decline due to more furniture parts being outsourced, requiring no tooling cost for those parts.

ENVIRONMENTAL MATTERS

The Company has made no material expenditures in 2000 due to fines or corrective actions for environmental violations at any of its facilities through 2000. A project has been completed in 2000 to install a new dust collection system at the Corydon, Indiana facility intending to eliminate any potential OSHA violations for dust particles in the Mill Departments. This system reduces the amount of solids found in the water drainage, and keeps the company within the city of Corydon's Water Department's standards. Both the Corydon's Water Department's standards. Both the Corydon and New Salisbury facilities have been granted air permits from the State of Indiana and the Culpeper facility has applied for an air permit from Virginia.

EMPLOYEES

The Company employed 721 individuals as of December 31, 2000, consisting of 606 hourly employees, 83 salaried employees, 23 salesmen and nine executive officers. None of the employees belong to a labor union. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

The following table sets forth certain information concerning the Company's manufacturing facilities: All manufacturing facilities and properties listed below are owned by the Company.

                                                       Approximate Size
                                                       ----------------
   Location                   Description             In Sq. Ft.       Acres
   --------                   -----------             ----------       -----
   Corydon, Indiana           Corporate Office         236,681         63.07
                              and Manufacturing

   New Salisbury, Indiana     Manufacturing            203,004         91.39

   Culpeper, Virginia         Manufacturing            185,660         60.18


The Corydon, Indiana plant is the original facility that the Company has operated since its incorporation in 1906. In 1966, the Culpeper, Virginia plant was built, and its twin plant in New Salisbury, Indiana was built in 1974. In 2000, we have increased the shipping capacity by 18,000 Sq. Ft. at our New Salisbury plant. The Company, as a whole, at the end of 2000, was estimated to be at 100% capacity for a single shift, 65% for a double shift.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. The Company believes that the outcome of these routine matters will not have a material adverse effect on its business, operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2000.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth on page 8 of the 2000 Annual Report to Shareholders is incorporated herein by reference as filed herewith as Exhibit 13.01.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth on Page 1 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.01.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 2-8 of the 2000 Annual Report to Shareholders is incorporated herein by reference as filed herewith as Exhibit 13.01.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements for the Company and independent auditors report set forth on pages 9-21 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.01.

     o    Independent Auditor's Report
     o    Consolidated Balance Sheets as of December 31, 2000 and 1999
     o Consolidated Statements of Income for the three years ended December 31, 2000
     o Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000
     o Consolidated Statements of Cash Flows for the three years ended December 31, 2000
     o    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Directors and Executive Management Officers" on pages 4-6 of the Company's Proxy Statement dated March 27, 2001, for the Annual Meeting of Shareholders to be held on April 27, 2001 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the caption "Executive Compensation" on page 7 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report.

          (1) The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                                                            Location in 10-K
                                                            ----------------

  Independent Auditor's Report                                    Item 8
  Consolidated Balance Sheets as of December 31, 2000 and 1999    Item 8
  Consolidated Statements of Income for the three years
           ended December 31, 2000                                Item 8
  Consolidated Statements of Stockholders' Equity for the
           three years ended December 31, 2000                    Item 8
  Consolidated Statements of Cash Flows for the three years
           ended December 31, 2000                                Item 8
  Notes to Consolidated Financial Statements                      Item 8

          (2)  Financial Statement Schedule

               Schedules for the year ended December 31, 2000 and 1999 are included herein.

          II.  VALUATION AND QUALIFYING ACCOUNTS

               All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or the related notes.

          (3)  Exhibits

               See the Index to Exhibits on page 12 of this Form 10-K.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during fourth quarter of the Company's fiscal year.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE KELLER MANUFACTURING COMPANY,  INC.


                                        By /s/ Steven W. Robertson
                                            ------------------------------------
                                           Steven W. Robertson
                                           President and Chief Executive Officer
                                           March 28, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven W. Robertson                 President, Chief Executive Officer
---------------------------------        and Director
Steven W. Robertson                     March 28, 2001


/s/ Robert W. Byrd                      Chairman and Director
---------------------------------       March 28, 2001
Robert W. Byrd


/s/ Danny L. Utz                        Vice President-Finance
---------------------------------      (Principal Financial and Accounting
Danny L. Utz                              Officer) and Director
                                        March 28, 2001

/s/ Scott A. Armstrong                  Director
---------------------------------       March 28, 2001
Scott A. Armstrong


/s/ Ronald W. Humin                     Director
---------------------------------       March 28, 2001
Ronald W. Humin


/s/ Philip L. Jacobs                    Director
---------------------------------       March 28, 2001
Philip L. Jacobs


/s/ Marvin C. Miller                    Director
---------------------------------       March 28, 2001
Marvin C. Miller


/s/ John C. Schenkenfelder              Director
---------------------------------       March 28, 2001
John C. Schenkenfelder


/s/ Bradford T. Ray                     Director
---------------------------------       March 28, 2001
Bradford T. Ray

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS  THE KELLER MANUFACTURING
COMPANY, INC.


                                          Col. A           Col. B           Col. C             Col. D         Col. E

                                        BALANCE AT       CHARGED TO       COLLECTION ON     DEDUCTIONS       BALANCE AT
                                        BEGINNING          COSTS &         WRITTEN OFF      (BAD DEBTS         END OF
         DESCRIPTION                    OF PERIOD         EXPENSES            ACCTS.        WRITE OFFS)        PERIOD
         -----------                    ---------         --------            ------        -----------        ------

YEAR ENDED DECEMBER 31, 2000

Deducted from asset accts ................$257,118        $199,516          $   ---           $235,506        $121,128
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accts ................$291,450        $    ---          $ 2,875           $ 37,207        $257,118
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 1998
Deducted from asset accts ................$336,716        $    ---          $   119           $ 45,385        $ 29,450
Allowance for doubtful accounts


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of The Keller Manufacturing Company, Inc.
Corydon, Indiana

We have audited the consolidated financial statements of The Keller Manufacturing Company, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 21, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
February 21, 2001
Louisville, Kentucky

                                INDEX TO EXHIBITS
Exhibit
Number                                Description of Exhibit
------                                ----------------------

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

                    Form of "Lease  Agreement"  by and  between  the Company and
10.05               Trailer  Leasing  Company.  (Incorporated  by  reference  to
                    Exhibit 10.05 to the Company's Amendment number 2 Form 10, filed July 23, 1999, File No. 000-25939).

10.06 Form of "Ryder Truck Rental, Inc. Truck Lease and Service Agreement" by and between the Company and Ryder Truck Rental, Inc. with accompanying schedules (Incorporated by reference to Exhibit 10.06 to the Company's Amendment number 2 Form 10, filed July 23, 1999, File No. 000-25939)

10.07 Schedules to Exhibits 10.04 and 10.05. (Incorporated by reference to Exhibit 10.07 to the Company's Amendment number 2 Form 10, filed July 23, 1999, File No. 000-25939).

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

13.01               2000 Annual Report.

21.01               Subsidiaries of Company

23.01               Consent of Deloitte & Touche LLP Independent Auditors.