Form 10-Q
period 2001-03-31
KELLER MANUFACTURING CO
filed 2001-05-15
CIK 1085209

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

As of March 31, 2001, the registrant had 5,634,111 Common shares, no par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                     Page Number
                                                                     -----------
PART I
------

Item     1.  Financial Statements:

             Consolidated Balance Sheets as of
             March 31, 2001, March 31, 2000 and
             December 31, 2000                                            3
             Consolidated Statements of Income for the Three
             Months Ended  March 31, 2001 and 2000                        4

             Consolidated Statements of Cash Flows for the Three
             Months ended March 31, 2001 and 2000                         5

             Notes to Consolidated Financial Statements                   6

Item     2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7
Item     3.  Quantitative and Qualitative Disclosures
             About Market Risk                                            8


PART II
-------

Item     1   Legal  Proceedings                                           9

Item     2.  Changes in Securities and Use of Proceeds                    9

Item     3.  Defaults Upon Senior Securities                              9

Item     4.  Submission of Matters to a Vote of Security Holders          9

Item     5.  Other Information                                            9

Item     6.  Exhibits and Reports on Form 8-K                             9

             Signatures                                                  10

             Index to Exhibits                                           11


THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000 AND DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------
                                                                     MARCH 31                  DECEMBER 31
                                                              2001              2000               2000
                                                           ---------------------------         -----------
ASSETS                                                             (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                              $    99,833     $ 2,016,538         $   406,186
    Accounts receivable, less allowance for
      doubtful accounts of $247,000 (March 31, 2001)
      $269,000 (March 31, 2000) and $221,000
      (December 31, 2000)                                    6,990,892       7,570,621           8,396,438
    Inventories                                             21,065,958      18,508,009          19,575,157
    Current deferred tax asset                                 374,900         104,956             621,146
    Income taxes receivable                                      5,218         107,220
    Other current assets                                       226,557          58,855             163,600
                                                           -----------     -----------         -----------

         Total current assets                               28,763,358      28,366,199          29,162,527
                                                           -----------     -----------         -----------

PROPERTY, PLANT AND EQUIPMENT - net                         10,653,287      10,056,625          10,898,743

PREPAID PENSION COSTS                                        1,727,789       1,732,286           1,851,928
                                                           -----------     -----------         -----------

TOTAL                                                      $41,144,434     $40,155,110         $41,913,198
                                                           ===========     ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable under line of credit                     $   500,000
    Accounts payable                                         1,269,982     $ 1,575,460         $ 1,575,979
    Commissions, salaries and withholdings                     744,433       1,015,527             926,208
    Accrued vacation                                           538,262         495,547             486,881
    Income taxes payable                                                                           259,051
    Allowance for sales returns                                214,944                             956,903
    Other current liabilities                                  921,948       1,119,761             963,421
                                                           -----------     -----------         -----------
         Total current liabilities                           4,189,569       4,206,295           5,168,443

LONG-TERM LIABILITIES -
    Deferred income taxes                                    1,298,000       1,145,873           1,337,312
                                                           -----------     -----------         -----------
         Total liabilities                                   5,487,569       5,352,168           6,505,755
                                                           -----------     -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock - no par value, authorized 40,000,000
      shares, issued and outstanding 5,634,111
      (March 31, 2001), 5,612,109 (March 31, 2000) and
      5,610,157 (December 31, 2000)                          1,809,478       1,728,753           1,728,513
    Retained earnings                                       33,847,387      33,074,189          33,678,930
                                                           -----------     -----------         -----------
         Total stockholders' equity                         35,656,865      34,802,942          35,407,443
                                                           -----------     -----------         -----------
TOTAL                                                      $41,144,434     $40,155,110         $41,913,198
                                                           ===========     ===========         ===========

See notes to consolidated financial statements


THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------------


                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                              2001              2000
                                                           ---------------------------
                                                                    (Unaudited)


NET SALES                                                  $11,459,954     $14,682,577

COST OF SALES                                                8,904,182      11,229,267
                                                           -----------     -----------

GROSS PROFIT                                                 2,555,772       3,453,310

SELLING, GENERAL AND ADMINISTRATIVE                          1,994,880       2,198,739
                                                           -----------     -----------

OPERATING INCOME                                               560,892       1,254,571
                                                           -----------     -----------
  Interest income                                                2,348          35,002
  Interest expense                                              (1,606)           (582)
  Other                                                          4,908             139
                                                           -----------     -----------
     Other income, net                                           5,650          34,559
                                                           -----------     -----------


INCOME BEFORE INCOME TAXES                                     566,542       1,289,130

INCOME TAXES                                                   201,716         467,594
                                                           -----------     -----------

NET INCOME                                                 $   364,826     $   821,536
                                                           ===========     ===========

NET INCOME PER SHARE OF COMMON STOCK, basic and
   dilutive - based on weighted average number of
   shares outstanding of 5,614,682 (2001)
    5,611,717 (2000)                                       $      0.06     $      0.15
                                                           ===========     ===========

See notes to the consolidated financial statements


THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31
                                                               2001            2000
                                                           ---------------------------
                                                                     (Unaudited)

OPERATING ACTIVITIES:
    Net income                                             $   364,826     $   821,536
    Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation                                             425,700         425,700
      Deferred income taxes                                    206,934         (53,368)
      Common stock awards                                        3,380          17,357
      Changes in assets and  liabilities:
        Accounts receivable                                  1,405,546        (911,141)
        Inventories                                         (1,490,801)       (814,577)
        Income taxes receivable/payable                       (264,269)        323,225
        Other current assets                                   (62,957)         23,033
        Prepaid pension costs                                  124,139         103,049
        Accounts payable                                      (305,997)        (94,889)
        Commissions, salaries and withholdings and
          accrued vacation                                    (130,394)        (57,312)
        Allowance for sales returns                           (741,959)
        Other current liabilities                              (41,473)         82,665
                                                           -----------     -----------

            Net cash used in operating activities             (507,325)       (134,722)
                                                           -----------     -----------

INVESTING ACTIVITIES -
    Purchases of property, plant and equipment                (180,244)       (437,023)
                                                           -----------     -----------

FINANCING ACTIVITIES:
    Borrowings under line of credit                            500,000
    Issuance of common stock                                    77,585
    Redemption of common stock                                                 (54,149)
    Dividends paid                                            (196,369)       (197,810)
                                                           -----------     -----------

         Net cash provided by (used in) financing
            activities                                         381,216        (251,959)
                                                           -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (306,353)       (823,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   406,186       2,840,242
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    99,833     $ 2,016,538
                                                           ============    ===========

CASH PAID DURING THE YEAR FOR:
    Interest                                               $     1,600     $       600
                                                           ===========     ===========

    Income taxes                                           $   175,000     $   462,000
                                                           ===========     ===========

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the company with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any other interim period.


NOTE 2.   INVENTORIES

The following is a summary of the major classes of inventories:


                         March 31, 2001     March 31, 2000     December 31, 2000
                         --------------     --------------     -----------------

     Raw materials        $ 7,275,093        $ 6,035,287          $ 6,869,777
     Work-in-process       10,148,336          8,776,356            8,901,915
     Finished goods         3,642,529          3,696,366            3,803,465
                          -----------        -----------          -----------
     Net inventories      $21,065,958        $18,508,009          $19,575,157
                          ===========        ===========          ===========


NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The company has adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 did not have a material effect on the company's financial position, results of operations or cash flows.

NOTE 4.   DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements could differ from these estimates. The company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the consolidated financial statements and future operations of the company.

NOTE 5.   RECLASSIFICATIONS

          Certain reclassifications have been made to 2000 amounts to conform to the 2001 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans,
          (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included its Form 10-K filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.


                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             ------------------
                                                2001    2000
                                                ----    ----

Net Sales                                     100.0%   100.0%

Cost of Sales                                  77.7%    76.5%

Gross Profit                                   22.3%    23.5%

Selling, General & Administrative              17.4%    15.0%

Operating Income                                4.9%     8.5%

Other Income, Net                                 *      0.3%

Income Before Taxes                             4.9%     8.8%

Income Taxes                                    1.8%     3.2%

Net Income                                      3.1%     5.6%


THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES. Net Sales decreased approximately $3.2 million to approximately $11.5 million for the first quarter 2001 compared to approximately $14.7 million in the first quarter 2000. This was a decrease of approximately 22.0% in net sales. The primary factor for the decrease in sales was due to a decrease in orders written during the first quarter by approximately $1.0 million. This was a decrease in orders of approximately 7.8%.


---------------------------------------
* Less than 1%.

COST  OF  SALES.   Cost  of  Sales  as  a  percentage  of  net  sales  increased approximately 1.2% for the first quarter 2001, at 77.7% compared to 76.5% for the first quarter 2000. Employee turnover has slowed but recent employee hires continue to require training and resulted in some inefficiencies in the manufacturing process. Actual cost of sales decreased from approximately $11.2 million for the first quarter 2000 to approximately $8.9 million for the first quarter 2001. Direct labor and indirect labor costs were down approximately $0.7 million combined. Material cost was down approximately $0.5 million. Other fixed and variable costs were down approximately $1.1 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative Expenses was about the same for the first quarters of 2000 and 2001 at approximately $2.0 million. As a percent of net sales, Selling, General and Administrative Expenses increased from 15.0% for the first quarter 2000 to 17.4% for the first quarter 2001. Most of the increase was the result of the reduction in net sales for the first quarter 2001.

NET INCOME. As a result of the above factors, net income for the first quarter declined 56.3% to approximately $0.4 million in 2001 compared to approximately $0.8 million in 2000.


FINANCIAL CONDITION AND LIQUIDITY

There was no significant changes in the company's liquidity other than the following. Cash was down approximately $1.9 million and accounts receivables were down approximately $0.6 million. The primary reason for the decrease in accounts receivables was a decrease in shipments of approximately $3.2 million during the first quarter 2001. The primary factor for the decrease in cash is due to increased inventories of approximately $2.6 million. This is primarily due to the mismatch of inventory to fill orders. Net working capital increased from $24.0 million in the first quarter 2000 to $24.6 million in 2001. The current ratio increased from 6.7 to 1.0 for the first quarter 2000 to 6.9 to 1.0 for the first quarter 2001. The Company anticipates funding its growth strategy with cash generated from operations. However, during the recent economic slowdown, the company did borrow $0.5 million under its line of credit.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3 .  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          DIVIDEND ACTION

The Board of Directors approved a dividend of $0.035 per share for the first quarter 2001 at their April 27, 2001 meeting, for shares owned as of the record date of May 10, 2001, payable on May 21, 2001.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits. See Index to Exhibits

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE KELLER MANUFACTURING COMPANY, INC.



                                 /s/ Steven W. Robertson
                                 -----------------------------------------------
                                 Steven W. Robertson
                                 President and Chief Executive Officer



                                 /s/ Danny L. Utz
                                 -----------------------------------------------
                                 Danny L. Utz
                                 Vice President, Finance
                                 Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number         Description of Exhibit
------         ----------------------

3.01 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to the Company's Amendment No. 2 to its registration statement on Form 10 filed July 23, 1999, File No. 000-25939).

3.02 Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

3.03 Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

3.04 Bylaws of the Company (Incorporated by reference to Exhibit 3.04 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

4.01 Form of Shareholders Rights Agreement, dated as of December 18, 1998, by and between the Company and J.J.B. Hilliard, W.L. Lyons, Inc. as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

4.02 See Article IV of the Restated Articles of Incorporation of the Company found in Exhibit 3.01 (Incorporated by reference to Exhibit 4.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

4.03 See Article II of the Bylaws of the Company found in Exhibit 3.04 (Incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.01 Form of "Lease of Space in International Home Furnishings Center" dated as of May 1, 1999, by and between the Company and International Home Furnishings Center, Inc. (Incorporated by reference to Exhibit 10.01 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.02 Form of Lease Agreement by and between 1355 Market Street Associates, L.P. d/b/a San Francisco Mart and the Company.
               (Incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.03 Form of "Effective Management Systems, Inc. Software License, Professional Services and Support Purchase Agreement" dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).

10.04 Form of "Extended Hour Support Agreement" by and between the Company and Effective Management Systems, Inc., dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).

10.05 Form of "Lease Agreement" by and between the Company and Trailer Leasing Company. (Incorporated by reference to Exhibit 10.05 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.06          Form of  "Ryder  Truck  Rental,  Inc.  Truck  Lease  and  Service
               Agreement" by and between the Company and Ryder Truck Rental, Inc. with accompanying schedules (Incorporated by reference to
               Exhibit 10.06 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.07 Schedules to Exhibits 10.04 and 10.05. (Incorporated by reference to Exhibit 10.07 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.08 The Keller Manufacturing Company, Inc. Craftsman Stock Option Plan (Incorporated by reference to Exhibit 10.08 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.09 The Keller Manufacturing Company, Inc. Board of Directors' Stock Bonus Awards Plan (Incorporated by reference to Exhibit 10.09 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.10 The Keller Manufacturing Company, Inc. Incentive Program for Executive Personnel (Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.12 Sponsorship Agreement by and between the Company and PGA TOUR, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).