Form 10-Q
period 2001-06-30
KELLER MANUFACTURING CO
filed 2001-08-14
CIK 1085209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For quarterly period ending June 30, 2001

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

As of June 30, 2001, the registrant had 5,634,111 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS


                                                                     Page Number
PART I

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
           June 30, 2001  and December 31, 2000                            3

           Condensed Consolidated Statements of Income for the
           Three Months Ended and the Six Months ended
           June 30, 2001 and 2000                                          4

           Condensed Consolidated Statements of Cash Flows for
           the Six Months ended June 30, 2001 and 2000                     5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      8


PART II

Item 1     Legal  Proceedings                                              9

Item 2.    Changes in Securities and Use of Proceeds                       9

Item 3.    Defaults Upon Senior Securities                                 9

Item 4.    Submission of Matters to a Vote of Security Holders             9

Item 5.    Other Information                                               9

Item 6.    Exhibits and Reports on Form 8-K                                9

               Signatures                                                 10

               Index to Exhibits                                          11


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001  AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------

                                                                       JUNE 30,        DECEMBER 31,
                                                                        2001              2000
                                                                    ------------       ------------
                                                                      (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    847,980       $    406,186
  Accounts receivable, less allowance for doubtful accounts of
  $226,564 (June 30, 2001)  and $221,000 (December 31, 2000)           6,865,363          8,396,438
  Inventories                                                         20,645,499         19,575,157
  Current deferred tax asset                                             376,959            621,146
  Other current assets                                                   208,710            163,600
                                                                    ------------       ------------
       Total current assets                                           28,944,511         29,162,527

PROPERTY, PLANT AND EQUIPMENT - net                                   10,389,727         10,898,743

PREPAID PENSION COSTS                                                  1,603,650          1,851,928
                                                                    ------------       ------------

TOTAL                                                               $ 40,937,888       $ 41,913,198
                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable under line of credit                               $    250,000       $        ---
   Accounts payable                                                    1,347,910          1,575,979
   Commissions, salaries and withholdings                                408,004            926,208
   Accrued vacation                                                      563,716            486,881
   Income taxes payable                                                  344,284            259,051
   Allowance for sales returns                                           214,944            956,903
   Other current liabilities                                             548,652            963,421
                                                                    ------------       ------------

     Total current liabilities                                         3,677,510          5,168,443

LONG-TERM LIABILITIES -
   Deferred income taxes                                               1,275,804          1,337,312
                                                                    ------------       ------------

     Total liabilities                                                 4,953,314          6,505,755
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock - no par value, authorized 40,000,000
   shares, issued and outstanding 5,634,111
   (June 30, 2001)   and  5,610,157  (December 31, 2000)               1,809,478          1,728,513
   Retained earnings                                                  34,175,096         33,678,930
                                                                    ------------       ------------

     Total stockholders' equity                                       35,984,574         35,407,443
                                                                    ------------       ------------

TOTAL                                                               $ 40,937,888       $ 41,913,198
                                                                    ============       ============

See notes to condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                          ----------------------------          ---------------------------
                                                              2001            2000                 2001             2000
                                                                  (Unaudited)                           (Unaudited)

NET SALES                                                 $10,943,962      $14,941,259          $22,403,916     $29,623,836
COST OF SALES                                               8,156,779       11,241,393           17,060,961      22,470,660
                                                            ---------      -----------          -----------     -----------
GROSS PROFIT                                                2,787,183        3,699,866            5,342,955       7,153,176
SELLING, GENERAL, AND ADMINISTRATIVE                        1,911,069        2,271,967            3,900,299       4,436,147
                                                            ---------      -----------          -----------     -----------
INCOME BEFORE INCOME TAXES                                    876,114        1,427,899            1,442,656       2,717,029
INCOME TAXES                                                  351,208          543,098              552,924       1,010,692
                                                              -------      -----------          -----------     -----------
NET INCOME                                                $   524,906      $   884,801          $   889,732     $ 1,706,337
                                                          ===========      ===========          ===========     ===========

NET INCOME PER SHARE OF COMMON STOCK, basic and
  dilutive - based on weighted average number of
  shares outstanding of 5,624,450 and 5,611,717
  for the six months ended June 30, 2001 and
  2000 respectively; and 5,634,111 and 5,611,717
  for the three months ended June 30, 2001 and
  2000 respectively                                       $      0.09      $      0.16          $      0.16     $      0.31
                                                          ===========      ===========          ===========     ===========

See notes to condensed consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                          ----------------------------
                                                             2001             2000
                                                                  (Unaudited)

OPERATING ACTIVITIES
   Net Income                                             $   889,732      $ 1,706,337
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                             804,000          851,400
     Deferred income taxes                                    182,679          (72,633)
     Common stock awards                                        3,380           17,357
     Changes in assets and liabilities:
       Accounts receivable                                  1,531,075       (1,374,540)
       Inventories                                          1,070,342)      (1,136,358)
       Income taxes receivable/payable                         85,233          323,225
   Other current assets                                       (45,110)        (116,652)
       Prepaid pension costs                                  248,278          206,093
       Accounts payable                                      (228,069)         104,608
       Commissions, salaries, withholdings and
         accrued vacation                                    (441,369)             410
       Allowance for sales returns                           (741,959)             ---
       Other current liabilities                             (414,769)           7,737
                                                          -----------      -----------

         Net cash provided by operating activities            802,759          516,984
                                                          -----------      -----------

INVESTING ACTIVITIES -
   Purchases of property, plant and equipment                (294,984)      (1,263,467)
                                                          -----------      -----------



FINANCING ACTIVITIES:
   Net borrowing on line of credit                            250,000              ---
    Redemptions of Common Stock                                   ---          (54,149)
    Issuance of Common Stock                                   77,585              ---
    Dividends paid                                           (393,566)        (394,234)
                                                          -----------      -----------

         Net cash used in financing activities                (65,981)        (448,383)
                                                          -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          441,794       (1,194,866)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                406,186        2,840,242
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   847,980      $ 1,645,376
                                                          ===========      ===========

CASH PAID DURING THE YEAR FOR:
   Interest                                               $    13,346      $     1,160
                                                          ===========      ===========

    Income taxes                                          $   185,000      $   923,000
                                                          ===========      ===========

See notes to the condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission ("SEC"). The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.  Inventories

The following is a summary of the major classes of inventories:

                           June 30, 2001     June 30, 2000     December 31, 2000
                           -------------     -------------     -----------------
                             (Unaudited)       (Unaudited)

Raw Materials                $ 6,122,936      $ 6,165,041         $ 6,869,777
Work-in-process               10,825,512        9,042,511           8,901,915
Finished Goods                 3,697,051        3,622,238           3,803,465
                             -----------      -----------         -----------
           Total             $20,645,499      $18,829,790         $19,575,157
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2001, June 30, 2000, and December 31, 2000 and the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2000 Annual Report to Shareholders.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                       2001              2000            2001              2000
                                       ----              ----            ----              ----

Net Sales                            100.0%            100.0%           100.0%            100.0%
Cost of Sales                         74.5%             75.2%            76.2%             75.9%
Gross Profit                          25.5%             24.8%            23.8%             24.1%
Selling, General & Administrative     17.5%             15.2%            17.4%             14.9%
Income Before Taxes                    8.0%              9.6%             6.4%              9.2%
Income Taxes                           3.2%              3.7%             2.4%              3.5%
Net Income                             4.8%              5.9%             4.0%              5.7%


THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES. Net sales decreased approximately $4.0 million to approximately $10.9 million for the second quarter 2001 compared to approximately $14.9 million in the second quarter 2000. The approximate 26.8% decrease in net sales is a reflection of a sluggish economy as indicated by an approximate 22.5% decline in orders as compared to the same period last year.

COST  OF  SALES.   Cost  of  sales  as  a  percentage  of  net  sales  decreased approximately 0.9% for the second quarter 2001 at 74.5% compared to 75.2% for the second quarter 2000. Actual cost of sales decreased from approximately $11.2 million for the second quarter 2000 to approximately $8.2 million for the second quarter 2001. The Company is using this economic slowdown as a time to improve production efficiencies and increase direct labor output. Employee count at June 30, 2001 is less by approximately 19.0% when compared to June 30, 2000, resulting in the reduced payroll and fringe benefit cost. Cost was reduced as a result of lower production requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by approximately $0.4 million from approximately $2.3 million for quarter ended June 30, 2000, to approximately
$1.9 million for quarter ended June 30, 2001. As a percent of net sales, selling, general and administrative expenses increased from 15.2% for the second quarter 2000 to 17.5% for the second quarter 2001. Most of the increase in the percentage of net sales was due to lower volume of sales for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Cost that have been reduced are advertising and sales commissions.

NET INCOME. As a result of the above factors, net income for the second quarter declined 40.7% to approximately $0.5 million in 2001 compared to approximately $0.9 million in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES. Net sales decreased approximately $7.2 million to approximately $22.4 million for the first half of 2001 compared to $29.6 million in the first half of 2000. The 24.2 percent decrease in sales is a reflection of the sluggish economy as indicated by an approximate 14.7% decline in orders as compared to the same period last year

COST OF SALES. Total cost of sales decreased approximately $5.4 million from approximately $22.5 million for the first half of 2000, to approximately $17.1 million for the first half of 2001. As a percent of net sales, cost of sales increased from 75.9% in the first half of 2000 to 76.2% for the first half of 2001. The Company is using this economic slowdown as a time to improve production efficiencies and increase direct labor output. Cost was reduced as a result of lower production requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $0.5 million from approximately $4.4 million for the first half of 2000 to approximately $3.9 million for the first half of 2001. However, as a percent of sales, costs increased 2.5% as a result of the lower volume of sales. Costs that have been reduced are advertising and sales commissions.

NET INCOME. As a result of the above factors, the net income for the first six months of 2001 was approximately $0.9 million. This is approximately $0.8 million less than 2000's first half net income of approximately $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES. There was no significant change in the Company's liquidity. The most noticeable change was the approximate $1.1 million increase in inventory and an approximate $1.5 million decrease in accounts receivable. The Company has intentionally reduced its lumber buying by approximately $1.9 million for the first six months of 2001 compared to the first six months of 2000 as a response to orders being down 14.7% and the high level of inventory. The decrease in accounts receivable is primarily related to the reduction in net sales for the first six months of 2001. Liquidity was also effected by less spending on capital assets; expenditures on capital assets was down approximately $1.0 million, a 76.7% decrease, compared to the first six months of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not  applicable.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on April 27, 2001. At the Annual Meeting the shareholders (i) Elected as Directors for an additional three year term the three nominees proposed by the Board of Directors, and (ii) Ratified the Board of Directors selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the year 2001.

                                              Votes                 Votes             Broker
                                            Cast for              Withheld          Non-Votes
                                            --------              --------          ---------

Philip J. Jacobs                            4,842,937             113,599              0
Marvin C. Miller                            4,177,037             779,499              0
Steven W. Robertson                         4,646,570             310,016              0

                                              Votes                 Votes
                                            Cast for             Cast Against       Abstentions
                                            --------             ------------       -----------

Deloitte and Touche LLP to serve
as independent Auditors for the
year 2001                                   4,943,488               8,340              0


Item 5.   Other Information

          DIVIDEND ACTION

          The Board of Directors' approved a dividend of $0.035 per share of Common Stock for the second quarter 2001 at their July 27, 2001 meeting, for shares owned as of the record date of August 10, 2001, payable on August 20, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  See Index to  Exhibits.

          (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE KELLER MANUFACTURING COMPANY, INC.



August 14, 2001            BY:  /s/ Steven W. Robertson
---------------                 ------------------------------------------------
Date                            Steven W. Robertson
                                President and Chief Executive Officer


August 14, 2001                 /s/ Danny L. Utz
---------------                 ------------------------------------------------
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