Form 10-Q
period 2001-09-30
KELLER MANUFACTURING CO
filed 2001-11-14
CIK 1085209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For quarterly period ending September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of November 9, 2001, the registrant had 5,464,111 shares of Common Stock, no par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                     Page Number
                                                                     -----------

PART I

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
           September 30, 2001 and 2000, and December 31, 2001             3

           Condensed Consolidated Statements of Income for the
           Three Months Ended and the Nine Months ended
           September 30, 2001 and 2000                                    4

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months ended September 30, 2001 and 2000              5

           Notes to Condensed Consolidated Financial Statements           6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     8


PART II

Item 1.    Legal  Proceedings                                             9

Item 2.    Changes in Securities and Use of Proceeds                      9

Item 3.    Defaults Upon Senior Securities                                9

Item 4.    Submission of Matters to a Vote of Security Holders            9

Item 5.    Other Information                                              9

Item 6.    Exhibits and Reports on Form 8-K                               9

           Signatures                                                    10

           Index to Exhibits                                             11

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000  AND DECEMBER 31, 2000

------------------------------------------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                   2001              2000                2000
                                                                ----------------------------         ------------
                                                                         (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 1,988,215      $   468,579         $   406,186
  Accounts receivable, less allowance for doubtful
    accounts of $256,000 (September 30, 2001), $319,000
    (September 30, 2000) and $221,000 (December 31, 2000)         7,197,675        8,381,289           8,396,438
  Inventories                                                    19,369,055       19,845,715          19,575,157
  Current deferred tax asset                                        368,005          358,322             621,146
  Other current assets                                              142,248          278,662             163,600
                                                                -----------      -----------         -----------

        Total current assets                                     29,065,198       29,332,567          29,162,527

PROPERTY, PLANT AND EQUIPMENT - net                              10,201,369       10,779,412          10,898,743

PREPAID PENSION COSTS                                             1,584,648        1,697,722           1,851,928
                                                                -----------      -----------         -----------

TOTAL                                                           $40,851,215      $41,809,701         $41,913,198
                                                                ===========      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                              $   946,124      $ 1,766,572         $ 1,575,979
  Commissions, salaries and withholdings                            955,056        1,274,717             926,208
  Accrued vacation                                                  527,412          599,776             486,881
  Income taxes payable                                              463,535              ---             259,051
  Allowances for sales returns                                      226,968              ---             956,903
  Other current liabilities                                         496,383        1,074,584             963,421
                                                                -----------      -----------         -----------

        Total current liabilities                                 3,615,478        4,715,649           5,168,443

LONG-TERM LIABILITIES -
  Deferred income taxes                                           1,314,403        1,189,588           1,337,312
                                                                -----------      -----------         -----------

        Total liabilities                                         4,929,881        5,905,237           6,505,755
                                                                -----------      -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - no par value, authorized
    40,000,000 shares,issued and outstanding
    5,464,111 (September 30, 2001),
    5,610,157 (September 30, 2000) and
    5,610,157 (December 31, 2000)                                 1,755,078        1,728,513           1,728,513
  Retained earnings                                              34,166,256       34,175,951          33,678,930
                                                                -----------      -----------         -----------

        Total stockholders' equity                               35,921,334       35,904,464          35,407,443
                                                                -----------      -----------         -----------

TOTAL                                                           $40,851,215      $41,809,701         $41,913,198
                                                                ===========      ===========         ===========

See notes to condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

--------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30                      SEPTEMBER 30,
                                                      ----------------------------      ----------------------------
                                                          2001             2000            2001              2000
                                                              (Unaudited)                       (Unaudited)

NET SALES                                             $11,674,459      $13,147,371      $34,078,375      $42,771,207
COST OF SALES                                           8,516,347        9,918,110       25,577,308       32,388,760
                                                      -----------      -----------      -----------      -----------
GROSS PROFIT                                            3,158,112        3,229,261        8,501,067       10,382,447
SELLING, GENERAL, AND ADMINISTRATIVE                    2,137,434        2,135,573        6,037,733        6,571,730
                                                      -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                              1,020,678        1,093,688        2,463,334        3,810,717
INCOME TAXES                                              368,909          477,277          921,833        1,487,969
                                                      -----------      -----------      -----------      -----------
NET INCOME                                            $   651,769      $   616,411      $ 1,541,501      $ 2,322,748
                                                      ===========      ===========      ===========      ===========


NET INCOME PER SHARE OF COMMON STOCK,
   basic and dilutive - based on weighted
   average number of shares outstanding of
   5,584,437 and 5,610,958 for the three
   months ended September 30, 2001 and 2000
   respectively; and 5,610,966 and 5,611,466
   for the nine months ended
   September 30, 2001 and 2000 respectively           $      0.12      $      0.11      $      0.27      $      0.41
                                                      ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

---------------------------------------------------------------------------------------------------

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           2001             2000
                                                                       ----------------------------
                                                                                (Unaudited)

OPERATING ACTIVITIES:
   Net Income                                                          $ 1,541,501      $ 2,322,748
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                        1,158,600        1,282,270
     Deferred income taxes                                                 230,231         (263,019)
     Common stock awards                                                     3,380           17,357
     Changes in assets and liabilities:
       Accounts receivable                                               1,198,763       (1,721,809)
       Inventories                                                         206,102       (2,152,283)
        Income taxes receivable / payable                                  204,484
   Other current assets                                                     21,352          233,671
       Prepaid pension costs                                               267,280          137,613
       Accounts payable                                                   (629,855)          96,223
       Commissions, salaries, withholdings and accrued vacation             69,379          306,107
          Allowance for sales returns                                     (729,935)             ---
       Other current liabilities                                          (467,038)          37,488
                                                                       -----------      -----------

         Net cash provided by operating activities                       3,074,244          296,366
                                                                       -----------      -----------

INVESTING ACTIVITIES:
  Expenditures for purchases of property, plant and equipment             (471,226)      (2,016,380)
  Proceeds from sale of equipment                                           10,000              ---
                                                                       -----------      -----------

             Net cash used by investing activities                        (461,226)      (2,016,380)
                                                                       -----------      -----------


FINANCING ACTIVITIES:
  Redemption of common stock                                              (517,802)         (60,981)
  Issuance of common stock                                                  77,585              ---
  Dividends paid                                                          (590,772)        (590,668)
                                                                       -----------      -----------

         Net cash used in financing activities                          (1,030,989)        (651,649)
                                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,582,029       (2,371,663)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             406,186        2,840,242
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 1,988,215      $   468,579
                                                                       ===========      ===========

CASH PAID DURING THE YEAR FOR:
   Interest                                                            $    14,000      $    50,000
                                                                       ===========      ===========

   Income taxes                                                        $   435,000      $ 1,131,000
                                                                       ===========      ===========

See notes to the condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000  AND DECEMBER 31, 2000

--------------------------------------------------------------------------------

Note 1. Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission ("SEC"). The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

The following is a summary of the major classes of inventories:

                      September 30, 2001   September 30, 2000    December 31, 2000
                      ------------------   ------------------    -----------------
                          (Unaudited)          (Unaudited)

Raw Materials             $ 4,832,093          $ 6,089,300          $ 6,869,777
Work-in-process            11,150,263           10,253,610            8,901,915
Finished Goods              3,386,699            3,502,805            3,803,465
                          -----------          -----------          -----------
           Total          $19,369,055          $19,845,715          $19,575,157
                          ===========          ===========          ===========


Note 3. Recent Accounting Pronouncements

The Company plans to adopt Statements of Financial Accounting Standards "SFAS" No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment. The Company does not expect adoption of these standards will have a material impact on its results of operations or financial condition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the "Company") or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2001, September 30, 2000, and December 31, 2000 and the consolidated results of operations for the three and six month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's December 31, 2000 Annual Report to Shareholders.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30            SEPTEMBER 30
                                      2001       2000         2001       2000
                                     ------     ------       ------     ------

Net Sales                            100.0%     100.0%       100.0%     100.0%
Cost of Sales                         72.9%      75.4%        75.1%      75.7%
Gross Profit                          27.1%      24.6%        24.9%      24.3%
Selling, General & Administrative     18.3%      16.2%        17.7%      15.4%
Income Before Taxes                    8.7%       8.3%         7.2%       8.9%
Income Taxes                           3.2%       3.6%         2.7%       3.5%
Net Income                             5.6%       4.7%         4.5%       5.4%

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales decreased approximately $1.5 million to approximately $11.7 million for the third quarter 2001 compared to approximately $13.1 million in the third quarter 2000. This decrease is due to the slowdown in the economy.

Cost of Sales. Cost of sales as a percentage of net sales decreased approximately 2.5%, to 72.9% for the third quarter 2001, compared to 75.4% for the third quarter 2000. Actual cost of sales decreased from approximately $9.9 million for the third quarter 2000 to approximately $8.5 million for the third quarter 2001. The Company is using this economic slowdown as a time to improve production efficiencies and increase direct labor output. Due to lower production requirements, employee count at September 30, 2001 has been reduced by approximately 26.5% when compared to September 30, 2000, resulting in the reduced payroll and fringe benefit cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained the same at $2.1 million for the third quarter 2001. As a percent of net sales, Selling, General and Administrative Expenses increased from 16.2% for the third quarter 2000 to 18.3% for the third quarter 2001. The increase was due to lower volume of sales for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Net Income.  As a result of the above factors,  net income for the third quarter
remained  the  same  at   approximately   $0.7  million  in  2001   compared  to
approximately $0.6 million in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales decreased to approximately $34.1 million for the first nine months of 2001 compared to approximately $42.8 million in the first nine months of 2000, because of the slowdown in the economy.

Cost of Sales. Total cost of sales decreased approximately $6.8 million for the first nine months of 2001. As a percent of net sales, cost of sales decreased from 75.7% in the first nine months of 2000 to 75.1% for the first nine months of 2001. Cost was reduced as a result of lower employee count, due to lower production requirements during the first nine months of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $0.5 million for the first nine months of 2001 as compared to the first nine months of 2000. As a percentage of net sales, selling, general and administrative expense increased from 15.4% in the first nine months of 2000 to 17.7% in the first nine months of 2001, due mostly to lower volume of sales compared to the same time period last year.

Net Income. As a result of the above factors, the net income for the first nine months of 2001 was approximately $1.5 million. This is approximately $0.8 million less than 2000's first nine month's net income of approximately $2.3 million.

Liquidity and Capital Resources. The most noticeable change in the Company liquidity was the approximate $0.5 million decrease in inventory and an approximate $1.2 million decrease in accounts receivable, compared to the first nine months of 2000. The Company has intentionally reduced its lumber buying by approximately $3.0 million for the first nine months of 2001 compared to the first nine months of 2000 as a response to orders being down 12.6% and the high level of all inventory. The decrease in accounts receivable is primarily related to the reduction in net sales for the first nine months of 2001. Liquidity was also affected by less spending on capital assets; expenditures on capital assets was down approximately $1.5 million, a 76.7% decrease, compared to the first nine months of 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable


Item 2. Changes in Securities and Use of Proceeds

Not Applicable


Item 3. Defaults Upon Senior Securities

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5. Other Information

     Dividend Action

     The Board of Directors' approved a dividend of $0.035 per share of Common Stock for the third quarter 2001 at their October 26, 2001 meeting, for shares owned as of the record date of November 9, 2001, payable on November 19, 2001.

     Stock Buy Back

     The Board of Directors authorized a stock buy back program of 500,000 shares. In the third quarter, the Company purchased 170,000 shares.

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


                                THE KELLER MANUFACTURING COMPANY, INC.



November 14, 2001               BY:  /s/ Steven W. Robertson
-----------------                    -------------------------------------------
Date                                 Steven W. Robertson
                                     President and Chief Executive Officer


November 14, 2001                    /s/ Danny L. Utz
-----------------                    -------------------------------------------
Date                                 Danny L. Utz
                                     Vice President, Finance
                                     Principle Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


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