Form 10-K
period 2001-12-31
KELLER MANUFACTURING CO
filed 2002-04-01
CIK 1085209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal year Ended December 31, 2001

[   ]          TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _____________to ______________.


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

         Yes  |X|          No  | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K    |X|

         The aggregate market value of common stock, (the only class of equity outstanding), held by non-affiliates of the Registrant based on the closing price of the common shares of $2.85 as of February 28, 2002 was approximately $15,430,216.
           The number of shares outstanding of the registrant's common stock as of February 28,2002 was 5,414,111.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive
            Proxy Statement dated March 26, 2002 to be delivered to
               shareholders in connection with the Annual Meeting
                   of Shareholders to be held April 26, 2002
                  are incorporated by reference into Part III.

                                TABLE OF CONTENTS
                                -----------------


Number                                                                     Page
------                                                                     ----

PART I

ITEM 1   Business                                                           3


ITEM 2   Properties                                                         7

ITEM 3   Legal Proceedings                                                  7

ITEM 4   Submission of Matters to a Vote of Security Holders                7


PART II

ITEM 5   Market for Registrant's Common Equity and Related                  8
           Stockholder Matters

ITEM 6   Selected Financial Data                                            8

ITEM 7   Management's Discussion and Analysis of Financial                  8
           Conditions and Results of Operations

ITEM 8   Financial Statements and Supplementary Data                        8

ITEM 9   Changes in and Disagreements with Accountants on                   8
           Accounting and Financial Disclosures


PART III

ITEM 10  Directors and Executive Officers of the Registrant                 9

ITEM 11  Executive Compensation                                             9

ITEM 12  Security Ownership of Certain Beneficial Owners                    9
           And Management

ITEM 13  Certain Relationships and Related Transactions                     9


PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports               10
           On Form 8-K

Signatures                                                                 11

                                     PART I

     Certain Items of this Annual Report or Form 10-K (the "Report") contain certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its officers with respect to (i) the Company's strategic plans, (ii) the policies of the Company regarding capital expenditures, financing and other matters, and (iii) industry trends affecting the Company's financial condition or results of operations. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although The Keller Manufacturing Company, Inc. (the "Company") believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

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

Over 300,000 wagons were built from 1901-1912. In 1942, however, the invention of the farm tractor made the Keller wagon obsolete thereby causing the Company to end its wagon production. In late 1943, the Company developed household furniture, including breakfast room suites and dinettes. In the early 1960's, The Company introduced its first bedroom group. A new plant was built at Culpeper, Virginia in 1965 and a third plant was built in 1973 at New Salisbury, Indiana. In 1979, the Company leased four trucks and trailers to deliver furniture directly to their furniture dealers. In 1996, the Company formed Keller Dedicated Trucking, Inc. ("Keller Trucking"), a wholly owned subsidiary of the Company. Its primary function is to provide delivery services for the Company. Keller Trucking also transfers materials between plants, provides delivery for some purchased merchandise and provides backhaul services for other companies when available. Keller Trucking currently operates with 22 trucks delivering approximately 80% of the Company's finished products

Narrative Description of Business

The Company designs and manufactures various styles of solid wood dining room, bedroom, and occasional furniture. The Company manufactures nine different product lines: eight made of oak, and one line made of cherry. The dining room furniture consists of tables, chairs, chinas and servers. The bedroom products consist of beds, dressers, chests, nightstands and mirrors. The primary items manufactured for occasional are cocktail, end, sofa tables, and small entertainment units. Some units from bedroom furniture are also used as entertainment units.

Certain production facilities manufacture specific product lines in response to customer orders. Lumber is kiln dried at each facility.

In October 2001, The Company introduced its American Restoration collection at the High Point Market. Arts and Crafts style inspired the collection. The elements present in the group include exposed dovetail joints, walnut plug joinery, trellis grill work, exclusively designed hardware and straw glass which give it an authentic look but today's modern consumer appeal. American Restoration Dining began shipping in November 2001, and the balance of the collection began shipping during the first quarter 2002.

Another collection, Transitions, introduced in October 2000 began shipping in March 2001. The collection generated approximately $6.9 million in orders in 2001. The PGA Tour Home Collection was discontinued in 2001.

The Company's products are sold primarily in the middle to upper price range. The 2001 breakdown of sales per category represents a planned shift of emphasis to the Company becoming a complete resource for retailers in Dining, Bedroom, and Occasional. Net sales of Bedroom accounted for approximately 49.6% of total volume in 2001, compared to approximately 49.8% in 2000. Dining sales were approximately 44.4% of total volume in 2001, compared to approximately 48% in 2000, and Occasional approximately 6% of total volume in 2001, an increase of approximately 4.8% over 2000's approximate 1.2% total. The retail price range of Keller products in Bedroom are $1,999 - $4,999, Dining $1,499 - $4,999, and Occasional $899 - $1,999.

The Company sells its products nationwide through a sales force, with approximately 85% of the sales force being company employees and approximately 15% independent representatives. The Company sells to approximately 1,500 national, regional and local furniture chains, independent furniture retailers and warehouse showrooms. The Company shows and promotes its product at the International Home Furnishings Center in High Point, North Carolina where it leases a 7,000 sq. ft. showroom. The Company uses a pre-established fund to advertise and promote the Company's products. The fund for 2001 contributed approximately $1.3 million in additional advertising, including TV commercials and CD ROMs made available to retailers.

Raw Materials

The Company purchases lumber from approximately 50 suppliers with no single supplier representing over 10% of purchases. There has been no difficulty experienced in obtaining lumber. There are three primary grades of hardwood: #1, #2 and #3. #1 is the highest quality with the least defects while #3 has the greatest number of defects. The Company purchases #2 grade lumber, cuts out any defects and uses this refined #2 in its manufacturing process. This practice allows the Company to manufacture furniture of comparable quality to furniture made from #1 grade lumber but on a more cost efficient basis. The cost of lumber declined during 2001 from an average cost of $506 per 1,000 feet in 2000 to $424 per 1,000 feet in 2001. The purchase of lumber during the year depends on the Company's orders received from our customers.


Patents, Trademarks, Licenses or Franchises

The Company currently holds no patents or franchises. The Company Logo was changed in 2000 to "KELLER FURNITURE", replacing the old Company Logo after approximately forty years. The new Logo is not considered to provide any financial benefit to the Company. The Logo was changed for trade and consumer purposes only.

Seasonal Effects

In previous years the Company has experienced some seasonal effects on sales. The slowest period for sales has traditionally been the second quarter. However, in 2000 and 1999 the slowest period for sales was the fourth quarter. And while the third quarter has traditionally been the strongest quarter for sales, in 2000 and 1999 the first quarter was the strongest. This was due in part to the orders taken on new introductions in 3rd and 4th quarters and shipped in the first quarter of 2000 and 1999. The economy and consumer confidence had a large effect on 2001. Orders were down all four quarters with an overall decline of approximately 9.0% compared to orders written in 2000.

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

Customers

The Company's twenty largest customers accounted for approximately 47.5% of its net sales in 2001. The Company's largest customer, Haverty's, accounted for approximately 15% of the Company's net sales in 2001. The loss of Haverty's Furniture or another large customer could have a material adverse effect on the Company.

Backlog

Backlog orders believed to be firm as of December 31, 2001 were approximately $1.8 million. Currently, all orders placed with the Company will be filled and shipped as ordered within four weeks. The Company does, however, allow modification or cancellations of orders up to the time the product is loaded for shipment. A cancellation at such a late stage is subject to a monetary penalty and occurs only infrequently.

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

There is a significant amount of furniture being imported from China. According to a Furniture/Today article, dated February 4, 2002, Volume 25, Number 22, Mann, Armistead & Epperson Industry Analysts estimated

42% of the wood products sold in the United States in 2001 were imports. The predominant make-up of the product imported were veneers and in styles with an ornate look. The Company currently imports 6% of its line, with the bulk of such imports being wrought iron from Mexico.

To combat  imports in 2001,  Keller  concentrated  its efforts on educating  the
retail  floor  salespeople  on  Keller  product.   The  three  main  areas  that
differentiate Keller are:

         1.  Solid Wood
         2.  Made In America
         3.  Quality Construction

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

The Company also believes it is positioned to effectively compete based on customer service. The Company's product line may currently be made available for delivery to a customer in four weeks. Products are cut based on demand, which also improves the average delivery time. Moreover, the Company manufactures most of its own parts and dries all of its own lumber. All bending for chairs, headrests and bows are also processed internally. Finally, Keller Trucking delivers 80% of the Company's merchandise which is shipped. This allows the furniture to be delivered faster and at a lower cost than using outside resources. These factors allow the Company to produce quality furniture at competitive prices.

Environmental Matters

Pursuant to an Agreed Order with the Indiana Department of Environmental Management, the Company has procedural and record keeping improvements have been put in place to prevent air quality violations. Conditions of the Agreed Order consisted of completion of a Supplemental Environmental Project (SEP). The SEP consists of installing filters on all existing spray booths at the Corydon Plant to more efficiently capture over spray from the spray finishing operation. The SEP must be completed by May 23, 2002. Environment projects completed in 2001 include construction of a finish material storage structure at the Culpeper plant and installation of improved monitoring equipment on the New Salisbury sewage treatment plant.

Employees

The Company employed 530 individuals as of December 31, 2001, consisting of 432 hourly employees, 69 salaried employees, 21 salesmen and 8 executive officers. None of the employees belong to a labor union. The Company believes its relations with its employees are good.

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

The Corydon, Indiana plant is the original facility that the Company has operated since its incorporation in 1906. In 1966, the Culpeper, Virginia plant was built, and its twin plant in New Salisbury, Indiana was built in 1974. In 2000, the Company increased the shipping capacity by 18,000 Sq. Ft. at our New Salisbury plant.

Item 3. Legal Proceedings

The Company is involved in routine litigation incidental to the conduct of its business. The Company believes that the outcome of these routine matters will not have a material adverse effect on its business, operations or financial condition.

Item 4. Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2001.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information set forth on page 8 of the 2001 Annual Report to Shareholders is incorporated herein by reference as filed herewith as Exhibit 13.01.

Item 6. Selected Financial Data

The information set forth on Page 1 of the 2001 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.01.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 2-8 of the 2001 Annual Report to Shareholders is incorporated herein by reference as filed herewith as Exhibit 13.01.

Item 8. Financial Statements and Supplementary Data

The following financial statements for the Company and independent auditors report set forth on pages 9-21 of the 2001 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.01.

o    Independent Auditor's Report

o    Consolidated Balance Sheets as of December 31, 2001 and 2000

o Consolidated Statements of Operations for the three years ended December 31, 2001

o Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001

o Consolidated Statements of Cash Flows for the three years ended December 31, 2001

o    Notes to Consolidated Financial Statements

Item 9. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

There have been no disagreements with the Company's independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Directors and Executive Management Officers" on pages 4-6 of the Company's Proxy Statement dated March 26, 2002, for the Annual Meeting of Shareholders to be held on April 26, 2002 (the "Proxy Statement"). Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information in the Proxy Statement set forth under the caption "Executive Compensation" on page 7 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report.

     (1) The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                                                                Location in 10-K
                                                                ----------------

   Independent Auditor's Report                                       Item 8
   Consolidated Balance Sheets as of December 31, 2001 and 2000       Item 8
   Consolidated Statements of Operations for the three years
     ended December 31, 2001                                          Item 8
   Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 2001                              Item 8
   Consolidated Statements of Cash Flows for the three years
     ended December 31, 2001                                          Item 8
   Notes to Consolidated Financial Statements                         Item 8

     (2)  Financial Statement Schedule

          Schedules for the year ended December 31, 2001 and 2000 are included herein.

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


                                 THE KELLER MANUFACTURING COMPANY,  INC.



                                 By /s/ Steven W. Robertson
                                    --------------------------------------------
                                    Steven W. Robertson
                                    President and Chief Executive Officer
                                    March 28, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven W. Robertson
-------------------------------    President, Chief Executive Officer
Steven W. Robertson                  and Director
                                   March 28, 2002

/s/ Robert W. Byrd
-------------------------------    Chairman and Director
Robert W. Byrd                     March 28, 2002


/s/ Danny L. Utz
-------------------------------    Vice President-Finance
Danny L. Utz                         (Principal Financial and Accounting
                                     Oficer) and Director
                                   March 28, 2002

/s/ Scott A. Armstrong
-------------------------------    Director
Scott A. Armstrong                 March 28, 2002


/s/ Ronald W. Humin
-------------------------------    Director
Ronald W. Humin                    March 28, 2002


/s/ Philip L. Jacobs
-------------------------------    Director
Philip L. Jacobs                   March 28, 2002


/s/ Marvin C. Miller
-------------------------------    Director
Marvin C. Miller                   March 28, 2002


/s/ John C. Schenkenfelder
-------------------------------    Director
John C. Schenkenfelder             March 28, 2002


/s/ Bradford T. Ray
-------------------------------    Director
Bradford T. Ray                    March 28, 2002

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

 10.06         Form of  "Ryder  Truck  Rental,  Inc.  Truck  Lease  and  Service
               Agreement" by and between the Company and Ryder Truck Rental, Inc. with accompanying schedules (Incorporated by reference to
               Exhibit 10.06 to the Company's Amendment No. 2 to its Registration Statement on Form 10, filed July 23, 1999, File No. 000-25939) . 10.07 Schedules to Exhibits 10.04 and 10.05.
               (Incorporated by reference to Exhibit 10.07 to the Company's Amendment No. 2 to its Registration Statement on Form 10, filed July 23, 1999, File No. 000-25939).

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

 13.01         2001 Annual Report.

 21.01         Subsidiaries of Company

 23.01         Consent of Deloitte & Touche LLP Independent Auditors

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        THE KELLER MANUFACTURING COMPANY, INC.


                                          Col. A          Col. B            Col. C           Col. D          Col. E
                                          ------          ------            ------           ------          ------
                                        BALANCE AT      CHARGED TO       COLLECTION        DEDUCTIONS      BALANCE AT
                                         BEGINNING       COSTS &        ON WRITEN OFF      (BAD DEBTS        END OF
      DESCRIPTION                         PERIOD         EXPENSES           ACCTS.         WRITE OFFS)       PERIOD
      -----------                         ------         --------           ------         -----------       ------

YEAR ENDED DECEMBER 31, 2001

Deducted from asset accts...............  $221,128       $110,000           $  ---          $ 43,503        $287,625
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 2000
Deducted from asset accts...............  $257,118       $199,516           $  ---          $235,506        $221,128
Allowance for doubtful accounts

YEAR ENDED DECEMBER 31, 1999
Deducted from asset accts...............  $291,450       $    ---           $2,875          $ 37,207        $257,118
Allowance for doubtful accounts