Form 10-Q
period 2002-03-31
KELLER MANUFACTURING CO
filed 2002-05-15
CIK 1085209

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

As of March 31, 2002, the registrant had 5,414,111 Common shares, no par value, outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
                                                                         Number
                                                                         ------

PART I

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 2002, March 31, 2001 and
          December 31, 2001                                                 3

          Consolidated Statements of Operations for the
          Three Months Ended  March 31, 2002 and 2001                       4

          Consolidated Statements of Cash Flows for the Three
          Months ended March 31, 2002 and 2001                              5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        8


PART II

Item 1    Legal  Proceedings                                                9

Item 2.   Changes in Securities and Use of Proceeds                         9

Item 3.   Defaults Upon Senior Securities                                   9

Item 4.   Submission of Matters to a Vote of Security Holders               9

Item 5.   Other Information                                                 9

Item 6.   Exhibits and Reports on Form 8-K                                  9

          Signatures                                                       10

          Index to Exhibits                                                11

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001 AND DECEMBER 31, 2001

------------------------------------------------------------------------------------------------------

                                                                 MARCH 31                  DECEMBER 31
                                                            2002           2001                 2001
                                                         -------------------------         -----------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 3,501,581   $    99,833         $ 2,591,312
  Accounts receivable, less allowance for
  doubtful accounts of $788,000 (March 31, 2002)
  $247,000 (March 31, 2001) and $886,000
  (December 31, 2001)                                      5,334,724     6,990,892           5,477,814
  Inventories                                             13,165,652    21,065,958          13,826,149
  Current deferred tax asset                                 781,783       374,900             527,210
  Income taxes receivable                                  1,013,216         5,218           1,576,296
  Other current assets                                       457,202       226,557             158,016
                                                         -----------   -----------         -----------
    Total current assets                                  24,254,158    28,763,358          24,156,797
                                                         -----------   -----------         -----------

PROPERTY, PLANT AND EQUIPMENT - net                        9,801,010    10,653,287          10,050,750

PREPAID PENSION COSTS                                      1,627,581     1,727,789           1,775,509
                                                         -----------   -----------         -----------

      TOTAL                                              $35,682,749   $41,144,434         $35,983,056
                                                         ===========   ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable under line of credit                                   $   500,000
  Accounts payable                                       $ 1,036,945     1,269,982         $   524,919
  Commissions, salaries and withholdings                     547,659       744,433             513,127
  Accrued vacation                                           699,268       538,262             643,699
  Allowance for sales returns                                245,000       214,944             245,000
  Other current liabilities                                  939,457       921,948             994,439
                                                         -----------   -----------         -----------
    Total current liabilities                              3,468,329     4,189,569           2,921,184

LONG-TERM LIABILITIES -
  Deferred income taxes                                    1,301,121     1,298,000           1,267,005
                                                         -----------   -----------         -----------
    Total liabilities                                      4,769,450     5,487,569           4,188,189
                                                         -----------   -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - no par value, authorized
    40,000,000 shares, issued and outstanding
    5,414,111 (March 31, 2002), 5,634,111
    (March 31, 2001), and 5,414,111
    (December 31, 2001)                                    1,746,646     1,809,478           1,746,646
  Retained earnings                                       29,166,653    33,847,387          30,048,221
                                                         -----------   -----------         -----------
    Total stockholders' equity                            30,913,299    35,656,865          31,794,867
                                                         -----------   -----------         -----------

      TOTAL                                              $35,682,749   $41,144,434         $35,983,056
                                                         ===========   ===========         ===========

See notes to consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

----------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            2002           2001
                                                         -------------------------
                                                                (Unaudited)

NET SALES                                                $ 9,682,467   $11,459,954

COST OF SALES                                              8,928,305     8,904,182
                                                         -----------   -----------

GROSS PROFIT                                                 754,162     2,555,772

SELLING, GENERAL AND ADMINISTRATIVE                        1,872,693     1,994,880
                                                         -----------   -----------

OPERATING INCOME (LOSS)                                   (1,118,531)      560,892
                                                         -----------   -----------

OTHER INCOME (EXPENSE):
  Interest income                                              8,252         2,348
  Interest expense                                              (104)       (1,606)
  Other                                                       64,387         4,908
                                                         -----------   -----------
  Other income, net                                           72,535         5,650
                                                         -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,045,996)      566,542

INCOME TAX EXPENSE (BENEFIT)                                (353,932)      201,716
                                                         -----------   -----------

NET INCOME (LOSS)                                        $  (692,064)  $   364,826
                                                         ===========   ===========

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK,
  basic and dilutive -
  based on weighted average number of shares
  outstanding of 5,414,111 (2002)
  5,614,682 (2001)
                                                         $     (0.13)  $      0.06
                                                         ===========   ===========

See notes to the consolidated financial statements


THE KELLER MANUFACTURING COMPANY, INC.,  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

-----------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                             2002           2001
                                                         --------------------------
                                                                (Unaudited)

OPERATING ACTIVITIES:
  Net income (loss)                                      $  (692,064)   $   364,826
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                             332,100        425,700
    Deferred income taxes                                   (220,457)       206,934
    Common stock awards                                                       3,380
    Changes in assets and  liabilities:
      Accounts receivable                                    143,090      1,405,546
      Inventories                                            660,497     (1,490,801)
      Income taxes receivable                                563,080       (264,169)
      Other current assets                                  (299,186)       (62,957)
      Prepaid pension costs                                  147,928        124,139
      Accounts payable                                       512,026       (305,997)
      Commissions, salaries and withholdings and
        accrued vacation                                      90,101       (130,394)
      Allowance for sales returns                                          (741,959)
      Other current liabilities                              (54,982)       (41,473)
                                                         -----------    -----------

        Net cash provided by (used in)
          operating activities                             1,182,133       (507,325)
                                                         -----------    -----------

INVESTING ACTIVITIES -
  Purchases of property, plant and equipment                 (82,360)      (180,244)
                                                         -----------    -----------

FINANCING ACTIVITIES:
  Borrowings under line of credit                                           500,000
  Issuance of common stock                                                   77,585
  Dividends paid                                            (197,065)      (196,369)
                                                         -----------    -----------

        Net cash provided by (used in) financing
          activities                                        (197,065)       381,216
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           902,708       (306,353)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      2,591,312        406,186
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                              $ 3,494,020    $    99,833
                                                         ===========    ===========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                                              $     1,600
                                                                        ===========

  Income taxes                                           $  (698,000)   $   175,000
                                                         ===========    ===========

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2. Inventories

The following is a summary of the major classes of inventories:

                         March 31, 2002    March 31, 2001    December 31, 2001
                         --------------    --------------    -----------------

     Raw materials        $ 4,144,562        $ 7,275,093       $ 4,653,468
     Work-in-process        5,807,833         10,148,336         6,126,523
     Finished goods         3,213,257          3,642,529         3,046,158
                          -----------        -----------       -----------
     Net inventories      $13,165,652        $21,065,958       $13,826,149
                          ===========        ===========       ===========

Note 3. Recent Accounting Pronouncements

Statement of Financial Accounting Standards "SFAS" No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002. Management has concluded that the adoption of this statement did not have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were adopted by the Company effective January 1, 2002. These statements require the use of the purchase method to account for all business combinations and broaden the criteria for recording acquired intangible assets separate from goodwill. The statements also do not allow goodwill or intangible assets with indefinite lives to be amortized and require that goodwill be tested for impairment at least annually. Management has concluded that the adoption of these statements did not have a material effect on the Company's financial position, results of operations, or cash flows.

Note 4. Disclosure of Certain Significant Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company's periodic filings with the Securities and Exchange
Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the consolidated financial statements and future operations of the Company.

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

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                                 THREE MONTHS ENDED
                                                       MARCH 31
                                                  2002        2001
                                                 ------------------

     Net Sales                                    100.0%    100.0%

     Cost of Sales                                 92.2%     77.7%

     Gross Profit                                   7.8%     22.3%

     Selling, General and Administrative           19.3%     17.4%

     Operating Income (Loss)                      (11.6)%     4.9%

     Other Income, Net                                *         *

     Income (Loss) Before Taxes                   (10.8)%     4.9%

     Income Taxes (Benefit)                        (3.7)%     1.8%

     Net Income (Loss)                             (7.1)%     3.1%

* Less than 1%.

Three Months Ended March 31, 2002, compared to three months ended March 31, 2001

Net Sales. Net Sales decreased approximately $1.8 million to approximately $9.7 million for the first quarter 2002 compared to approximately $11.5 million in the first quarter 2001. This was a decrease of approximately 15.5% in net sales. The primary factor for the decrease in sales was due to a decrease in orders resulting from the continued slow down in the economy. There was a decrease in orders of approximately 17.1% in the first quarter 2002 as compared to the first quarter 2001.

Cost of Sales. Cost of Sales as a percentage of net sales increased to 92.2% for the first quarter 2002 from 77.7% for the first quarter 2001. The increase in Cost of Sales as a percentage of net sales resulted from lower sales volume. During the fourth quarter of 2001, the Company recorded an adjustment related to the writedown of inventory as a result of a physical inventory count conducted during the fourth quarter. Management was unable to determine the impact, if any, of such adjustment to previous quarters (including the first quarter of
2001) and accordingly, recorded the adjustment in the fourth quarter of 2001. Actual Cost of Sales was approximately $8.9 million for both the first quarter 2002 and 2001. Direct labor and material cost decreased approximately $0.8 million for the first quarter 2002 as compared to the first quarter 2001. Such decrease resulted primarily from the reduced production volume.

Selling, General and Administrative Expenses (S G & A). S G & A decreased for the first quarter of 2002 as compared to the first quarter of 2001 by approximately $0.1 million. As a percentage of net sales, S G & A increased from 17.4% for the first quarter 2001 to 19.3% for the first quarter 2002. Such increase was the result of the lower sales volume for the first quarter 2002.

Net Income (Loss). As a result of the above factors, net loss for the first quarter 2002 was approximately $0.7 million as compared to approximately $0.4 million net income for the first quarter 2001.

Financial Condition and Liquidity

Net working capital decreased from approximately $24.6 million at March 31, 2001, to approximately $20.8 million at March 31, 2002. The current ratio increased slightly from 6.9 at March 31, 2001 to 7.0 at March 31, 2002. Inventory decreased approximately $7.9 million at March 31, 2002 as compared to March 31, 2001. Such decrease in inventory primarily resulted from lower production volumes due to lower sales volume and management's decision to operate at a reduced inventory level. Accounts receivable decreased approximately $1.7 million at March 31, 2002 as compared to March 31, 2001. Such decrease in accounts receivable primarily resulted from lower sales volume. The company anticipates being able to fund its financing and investing activities from cash generated from operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Dividend Action

The Board of Directors approved a dividend of $0.035 per share for the first quarter 2002 at their April 26, 2002 meeting, for shares owned as of the record date of May 10, 2002, payable on May 20, 2002.

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

                             THE KELLER MANUFACTURING COMPANY, INC.


Date:  May 15, 2002          /s/ Steven W. Robertson
                             ---------------------------------------------------
                             Steven W. Robertson
                             President and Chief Executive Officer


Date:  May 15, 2002          /s/ Danny L. Utz
                             ---------------------------------------------------
                             Danny L. Utz
                             Vice President, Finance
                             Chief Financial Officer

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