Form 10-Q
period 2002-06-30
KELLER MANUFACTURING CO
filed 2002-08-14
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from ______________ to ______________.

Commission File Number:  000-25939

THE KELLER MANUFACTURING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Indiana		35-0435090
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

701 N. Water Street, Corydon, Indiana		47112
(Address of principal executive offices)		(Zip Code)

(812) 738-2222
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

As of June 30, 2002, the registrant had 5,376,611 shares of Common Stock, no par value, outstanding.

TABLE OF CONTENTS

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001

                                                                                     JUNE 30,           DECEMBER 31,
                                                                              2002              2001         2001
                                                                              -------------------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................  $ 4,293,654   $   847,980   $ 2,591,312
  Accounts receivable, less allowance for doubtful accounts of
   $805,000 (June 30, 2002), $227,000 (June 30, 2001) and
   $886,000 (December 31, 2001) ............................................    5,199,150     6,865,363     5,477,814
  Inventories ..............................................................   12,231,118    20,645,499    13,826,149
  Current deferred tax asset ...............................................      728,284       376,959       527,210
  Income taxes receivable ..................................................      635,982           ---     1,576,296
  Other current assets .....................................................      424,461       208,710       158,016
                                                                              -----------   -----------   -----------
           Total current assets ............................................   23,512,649    28,944,511    24,156,797

PROPERTY, PLANT AND EQUIPMENT - net ........................................    9,624,395    10,389,727    10,050,750

PREPAID PENSION COSTS ......................................................    1,479,652     1,603,650     1,775,509
                                                                              -----------   -----------   -----------

TOTAL ......................................................................  $34,616,696   $40,937,888   $35,983,056
                                                                              ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable under line of credit .......................................                $   250,000
  Accounts payable .........................................................  $   624,894     1,347,910   $   524,919
  Commissions, salaries and withholdings ...................................      584,551       408,004       513,127
  Accrued vacation .........................................................      742,801       563,716       643,699
  Income taxes payable .....................................................          ---       344,284           ---
  Allowances for sales returns .............................................      245,000       214,944       245,000
  Other current liabilities ................................................    1,131,677       548,652       994,439
                                                                              -----------   -----------   -----------
           Total current liabilities .......................................    3,328,923     3,677,510     2,921,184

LONG-TERM LIABILITIES -
  Deferred income taxes ....................................................    1,147,865     1,275,804     1,267,005
                                                                              -----------   -----------   -----------
           Total liabilities ...............................................    4,476,788     4,953,314     4,188,189
                                                                              -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES ..............................................          ---           ---           ---

STOCKHOLDERS' EQUITY:
  Common stock - no par value, authorized, 40,000,000 shares, issued and outstanding 5,376,611 (June 30, 2002), 5,634,111
  (June 30, 2001) and 5,414,111 (December 31, 2001) ........................    1,615,396     1,809,478     1,746,646
  Retained earnings ........................................................   28,524,512    34,175,096    30,048,221
                                                                              -----------   -----------   -----------
           Total stockholders' equity ......................................   30,139,908    35,984,574    31,794,867
                                                                              -----------   -----------   -----------

TOTAL ......................................................................  $34,616,696   $40,937,888   $35,983,056
                                                                              ===========   ===========   ===========

See notes to consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AND THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30                         JUNE 30
                                                             ----------------------------    ----------------------------
                                                                 2002            2001           2002             2001
                                                                     (Unaudited)                     (Unaudited)

NET SALES ................................................   $  9,859,784    $ 10,943,962    $ 19,542,251    $ 22,403,916

COST OF SALES ............................................      8,839,820       8,156,779      17,768,125      17,060,961
                                                             ------------    ------------    ------------    ------------

GROSS PROFIT .............................................      1,019,964       2,787,183       1,774,126       5,342,955

SELLING, GENERAL AND ADMINISTRATIVE ......................      1,991,280       2,095,696       3,863,973       4,079,834
                                                             ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS) ..................................       (971,316)        691,487      (2,089,847)      1,263,121
                                                             ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income .......................................         15,373          21,277          23,625          12,883
   Interest expense ......................................         (1,411)        (11,740)         (1,515)        (13,346)
   Other .................................................          2,567         175,090          66,954         179,998
                                                             ------------    ------------    ------------    ------------
   Other income, net .....................................         16,529         184,627          89,064         179,535
                                                             ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ........................       (954,787)        876,114      (2,000,783)      1,442,656

INCOME TAX EXPENSE (BENEFIT) .............................       (503,855)        351,208        (857,787)        552,924
                                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS) ........................................   $   (450,932)   $    524,906    $ (1,142,996)   $    889,732
                                                             ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK,
 basic and dilutive -
 based on weighted average number of shares
 outstanding of 5,407,300 and 5,624,450 for the six months
 ended June 30, 2002 and 2001, respectively; and
 5,400,489 and  5,634,111 for the three months ended
 June 30, 2002 and 2001, respectively ....................   $      (0.08)   $       0.09    $      (0.21)   $       0.16
                                                             ============    ============    ============    ============

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30
                                                                       2002           2001
                                                                    --------------------------
                                                                           (Unaudited)

OPERATING ACTIVITIES:
  Net income (loss) .............................................   $(1,142,996)   $   889,732
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation ................................................       664,200        804,000
    Deferred income taxes .......................................      (320,214)       182,679
    Common stock awards .........................................           ---          3,380
    Changes in assets and liabilities:
      Accounts receivable .......................................       278,664      1,531,075
      Inventories ...............................................     1,595,031     (1,070,342)
      Income taxes receivable / payable .........................       940,314         85,233
      Other current assets ......................................      (266,445)       (45,110)
      Prepaid pension costs .....................................       295,857        248,278
      Accounts payable ..........................................        99,975       (228,069)
      Commissions, salaries, withholdings and accrued vacation ..       170,526       (441,369)
      Allowance for sales returns ...............................           ---       (741,959)
      Other current liabilities .................................       137,238       (414,769)
                                                                    -----------    -----------

           Net cash provided by operating activities ............     2,452,150        802,759
                                                                    -----------    -----------

INVESTING ACTIVITIES -
  Purchases of property, plant and equipment ....................      (237,845)      (294,984)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
  Net borrowing on line of credit ...............................           ---        250,000
  Redemption of Common Stock ....................................      (132,958)           ---
  Issuance of Common Stock ......................................           ---         77,585
  Dividends paid ................................................      (379,005)      (393,566)
                                                                    -----------    -----------
           Net cash used in financing activities ................      (511,963)       (65,981)
                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................     1,702,342        441,794

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................     2,591,312        406,186
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $ 4,293,654    $   847,980
                                                                    ===========    ===========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest ......................................................   $     1,400    $    13,000
                                                                    ===========    ===========
  Income taxes ..................................................   $  (781,000)   $   185,000
                                                                    ===========    ===========

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001 AND DECEMBER 31, 2001

Note 1.     Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”). The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.     Inventories

The following is a summary of the major classes of inventories:

                         June 30, 2002      June 30, 2001      December 31, 2001
                         -------------      -------------      -----------------
                          (Unaudited)       (Unaudited)

   Raw Materials          $ 3,726,648        $ 6,122,936        $ 4,653,468
   Work-in-process          5,733,324         10,825,512          6,126,523
   Finished Goods           2,771,146          3,697,051          3,046,158
                          -----------        -----------        -----------
              Total       $12,231,118        $20,645,499        $13,826,149
                          ===========        ===========        ===========

Note 3.     Recent Accounting Pronouncements

Statement of Financial Accounting Standards “SFAS” No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002. Management has concluded that the adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, were adopted by the Company effective January 1, 2002. These statements require the use of the purchase method to account for all business combinations and broaden the criteria for recording acquired intangible assets separate from goodwill. The statements also do not allow goodwill or intangible assets with indefinite lives to be amortized and require that goodwill be tested for impairment at least annually. Management has concluded that the adoption of these statements did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 4.     Disclosure of Certain Significant Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements could differ from these estimates. The company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the consolidated financial statements and future operations of the Company.

Note 5.     Reclassifications

Certain reclassifications have been made to 2001 amounts to conform to the 2002 classifications.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2002, June 30, 2001, and December 31, 2001 and the consolidated results of operations for the three and six month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s December 31, 2001 Annual Report to Shareholders.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                        2002          2001          2002        2001
                                        ----          ----          ----        ----

Net Sales                             100.0%         100.0%       100.0%       100.0%
Cost of Sales                          89.7%          74.5%        90.9%        76.2%
Gross Profit                           10.3%          25.5%         9.1%        23.8%
Selling, General &                     20.2%          19.1%        19.8%        18.2%
  Administrative
Operating Income (Loss)                (9.9)%          6.4%       (10.7)%        5.6%

Other Income, Net                        *             1.6%          *            *
Income (Loss) Before                   (9.7)%          8.0%       (10.2)%        6.4%
  Income Taxes
Income Tax Expense (Benefit)           (5.1)%          3.2%        (4.4)%        2.4%
Net Income (Loss)                      (4.6)%          4.8%        (5.8)%        4.0%

Three Months Ended June 30, 2002, compared to three months ended June 30, 2001

Net Sales.  Net sales decreased approximately $1.0 million to approximately $9.9 million in the second quarter 2002 compared to approximately $10.9 million in the second quarter 2001. The approximate 9.9% decrease in net sales resulted primarily from the continued weak economy. Backlog of unshipped orders at June 30, 2002 and 2001 was approximately $2.3 million and $1.8 million, respectively.

*Less than 1%

Cost of Sales.  Cost of sales as a percentage of net sales increased to 89.7% for the second quarter 2002 from 74.5% for the second quarter 2001. The increase in cost of sales as a percentage of net sales resulted from lower sales volume. During the fourth quarter 2001, the Company recorded an adjustment related to the write-down of inventory as a result of a physical inventory count conducted during the fourth quarter. Management was unable to determine the impact, if any, of such adjustment to previous quarters (including the second quarter of 2001) and accordingly, recorded the adjustment in the fourth quarter of 2001. Actual cost of sales was $8.8 million and $8.2 million for the second quarter of 2002 and 2001, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $0.1 million from approximately $2.1 million for quarter ended June 30, 2001, to approximately $2.0 million for quarter ended June 30, 2002. As a percent of net sales, selling, general and administrative expenses increased from 19.1% for the second quarter 2001 to 20.2% for the second quarter 2002. Such increase was primarily due to lower volume of sales for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Net Income. As a result of the above factors, there was a net loss for the second quarter of approximately ($0.5) million in 2002 as compared to approximately $0.5 million net income for the second quarter 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales. Net sales decreased approximately $2.9 million to approximately $19.5 million for the first half of 2002 compared to $22.4 million for the first half of 2001. The approximate 12.8% decrease in net sales primarily resulted from a decrease in orders of approximately 7.3% due to reduced dealer response in a continued weak economy.

Cost of Sales. Cost of sales increased approximately $0.7 million from approximately $17.1 million for the first half of 2001 to approximately $17.8 million for the first half of 2002. As a percent of net sales, cost of sales increased from 76.2% in the first half of 2001 to 90.9% for the first half of 2002. The increase in cost of sales as a percentage of net sales resulted from lower sales volume. During the fourth quarter 2001, the Company recorded an adjustment related to the write-down of inventory as a result of a physical inventory count conducted during the fourth quarter. Management was unable to determine the impact, if any, of such adjustment to previous quarters (including the first and second quarters of 2001) and accordingly, recorded the adjustment in the fourth quarter of 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $0.2 million from approximately $4.1 million for the first half of 2001 to approximately $3.9 million for the first half of 2002. However, as a percent of net sales, selling, general and administrative expenses increased from 18.2% for the first half of 2001 to 19.8% for the first half of 2002. Such increase was primarily the result of the lower sales volume for the first half of 2002 as compared to the first half of 2001.

Net Income. As a result of the above factors, the net loss for the first six months of 2002 was approximately ($1.1) million. This is approximately $2.0 million less than 2001‘s first half net income of approximately $0.9 million.

Liquidity and Capital Resources. Net working capital decreased from approximately $25.3 million at June 30, 2001 to approximately $20.2 million at June 30, 2002. The current ratio decreased slightly from 7.9 at June 30, 2001 to 7.1 at June 30, 2002. Inventory decreased approximately $8.4 million at June 30, 2002 as compared to June 30, 2001. Such decrease in inventory primarily resulted from lower production volumes due to lower sales volume and management’s decision to operate at a reduced inventory level. Accounts receivable decreased approximately $1.7 million at June 30, 2002 as compared to June 30, 2001. Such decrease in accounts receivable primarily resulted from lower sales volume, The Company anticipates being able to fund its financing and investing activities from cash generated from operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not Applicable

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 26, 2002. At the Annual Meeting the shareholders (i) Elected as Directors for an additional three year term the three nominees proposed by the Board of Directors, and (ii) Ratified the Board of Directors selection of Deloitte & Touche LLP to serve as the Company’s independent auditors for the year 2002.
                                          Votes         Votes         Broker
                                         Cast for      Withheld      Non-Votes
                                         --------      --------      ---------

   Bradford Ray                          4,425,971      45,306          0
   Danny Utz                             4,166,175     305,102          0
   Robert Byrd                           4,068,999     402,278          0

                                          Votes         Votes
                                         Cast for    Cast Against    Abstentions
                                         --------    ------------    -----------
   Deloitte and Touche LLP to serve
   as independent Auditors for the
   year 2002                             4,232,316       9,607          0

Item 5.      Other Information

        Dividend Action

The Board of Directors’ approved a dividend of $0.0175 per share of Common Stock for the second quarter 2002 at their July 26, 2002 meeting, for shares owned as of the record date of August 9, 2002, payable on August 19, 2002.

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

THE KELLER MANUFACTURING COMPANY, INC.
Date: August 14, 2002	/s/ Steven W. Robertson Steven W. Robertson President and Chief Executive Officer
Date: August 14, 2002	/s/ Danny L. Utz Danny L. Utz Vice President, Finance Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.01	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to the Company's Amendment No. 2 to its registration statement on Form 10 filed July 23, 1999, File No. 000-25939).
3.02	Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
3.03	Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
3.04	Bylaws of the Company (Incorporated by reference to Exhibit 3.04 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.01	Form of Shareholders Rights Agreement, dated as of December 18, 1998, by and between the Company and J.J.B. Hilliard, W.L. Lyons, Inc. as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.02	See Article IV of the Restated Articles of Incorporation of the Company found in Exhibit 3.01 (Incorporated by reference to Exhibit 4.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.03	See Article II of the Bylaws of the Company found in Exhibit 3.04 (Incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.01	Form of “Lease of Space in International Home Furnishings Center” dated as of May 1, 1999, by and between the Company and International Home Furnishings Center, Inc. (Incorporated by reference to Exhibit 10.01 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.03	Form of "Effective Management Systems, Inc. Software License, Professional Services and Support Purchase Agreement" dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).

Exhibit Number	Description of Exhibit
10.04	Form of "Extended Hour Support Agreement" by and between the Company and Effective Management Systems, Inc., dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).
10.05	Form of "Lease Agreement" by and between the Company and Trailer Leasing Company. (Incorporated by reference to Exhibit 10.05 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.06	Form of "Ryder Truck Rental, Inc. Truck Lease and Service Agreement" by and between the Company and Ryder Truck Rental, Inc. with accompanying schedules (Incorporated by reference to Exhibit 10.06 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.07	Schedules to Exhibits 10.04 and 10.05. (Incorporated by reference to Exhibit 10.07 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.08	The Keller Manufacturing Company, Inc. Craftsman Stock Option Plan (Incorporated by reference to Exhibit 10.08 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.09	The Keller Manufacturing Company, Inc. Board of Directors' Stock Bonus Awards Plan (Incorporated by reference to Exhibit 10.09 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.10	The Keller Manufacturing Company, Inc. Incentive Program for Executive Personnel (Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.