Form 10-Q
period 2002-09-30
KELLER MANUFACTURING CO
filed 2002-11-14
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

As of November 8, 2002, the registrant had 5,376,611 shares of Common Stock, no par value, outstanding.

TABLE OF CONTENTS

Page

PART I.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	September 30, 2002 and 2001, and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended and the Nine Months ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months ended September 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	9

PART II.

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

	Signatures	10

	CEO Certification	10

	CFO Certification	10

	Index to Exhibits	11

	Signatures	10

PART I   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001

                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                               2002            2001           2001
                                                                            -------------------------    ------------
                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 4,279,383   $ 1,988,215     $ 2,591,312
  Accounts receivable, less allowance for doubtful accounts of
    $805,000 (September 30, 2002), $256,000 (September 30,
    2001) and $886,000 (December 31, 2001)                                    4,614,548     7,197,675       5,477,814
  Inventories                                                                12,060,807    19,369,055      13,826,149
  Current deferred tax asset                                                    769,598       368,005         527,210
  Income taxes receivable                                                       932,952                     1,576,296
  Other current assets                                                          332,233       142,248         158,016
                                                                            -----------   -----------     -----------

        Total current assets                                                 22,989,521    29,065,198      24,156,797

PROPERTY, PLANT AND EQUIPMENT - net                                           9,397,671    10,201,369      10,050,750

PREPAID PENSION COSTS                                                         1,331,724     1,584,648       1,775,509
                                                                            -----------   -----------     -----------

TOTAL                                                                       $33,718,916   $40,851,215     $35,983,056
                                                                            ===========   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $   604,395   $   946,124     $   524,919
  Commissions, salaries and withholdings                                        577,887       955,056         513,127
  Accrued vacation                                                              734,130       527,412         643,699
  Income taxes payable                                                                        463,535
  Allowances for sales returns                                                  245,000       226,968         245,000
  Other current liabilities                                                   1,087,286       496,383         994,439
                                                                            -----------   -----------     -----------
        Total current liabilities                                             3,248,698     3,615,478       2,921,184
LONG-TERM LIABILITIES -
  Deferred income taxes                                                       1,279,650     1,314,403       1,267,005
                                                                            -----------   -----------     -----------

        Total liabilities                                                     4,528,348     4,929,881       4,188,189
                                                                            -----------   -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock - no par value, authorized 40,000,000
    shares,issued and outstanding 5,376,611
    (September 30, 2002), 5,464,111 (September 30, 2001)
    and 5,414,111 (December 31, 2001)                                         1,615,396     1,755,078       1,746,646
  Retained earnings                                                          27,575,172    34,166,256      30,048,221
                                                                            -----------   -----------     -----------

        Total stockholders' equity                                           29,190,568    35,921,334      31,794,867
                                                                            -----------   -----------     -----------

TOTAL                                                                       $33,718,916   $40,851,215     $35,983,056
                                                                            ===========   ===========     ===========

See notes to condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2002            2001             2002            2001
                                                        ------------    ------------    ------------    ------------
                                                                (Unaudited)                     (Unaudited)

NET SALES                                               $  8,302,862    $ 11,674,459    $ 27,845,113    $ 34,078,375
COST OF SALES                                              7,679,901       8,516,347      25,448,026      25,577,308
                                                        ------------    ------------    ------------    ------------
GROSS PROFIT                                                 622,961       3,158,112       2,397,087       8,501,067
SELLING, GENERAL, AND ADMINISTRATIVE                       1,896,322       2,249,414       5,760,295       6,110,380
                                                        ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                                   (1,273,361)        908,698      (3,363,208)      2,390,687
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                            12,826           9,109          36,451          12,168
   Interest expense                                                          (11,220)         (1,515)           (520)
   Other                                                      33,266         114,091         100,220          60,999
                                                        ------------    ------------    ------------    ------------
   Other income, net                                          46,092         111,980         135,156          72,647
                                                        ------------    ------------    ------------    ------------
INCOME (LOSS)  BEFORE INCOME TAXES                        (1,227,269)      1,020,678      (3,228,052)      2,463,334
INCOME TAX EXPENSE (BENEFIT)                                (372,024)        368,909      (1,229,811)        921,833
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                       $   (855,245)   $    651,769    $ (1,998,241)   $  1,541,501
                                                        ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK,
   basic and dilutive —
   based on weighted average number of shares
   outstanding of 5,376,611 and  5,584,437 for
   the three months ended September 30, 2002 and 2001
   respectively; and 5,397,065 and 5,610,966
   for the nine months ended September 30, 2002 and
   2001 respectively                                    $      (0.16)   $       0.12    $      (0.37)   $       0.27
   ====                                                 ============    ============    ============    ============

See notes to condensed consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2002           2001
                                                                  -----------    -----------
                                                                          (Unaudited)

OPERATING ACTIVITIES:
   Net Income (Loss)                                              $(1,998,241)   $ 1,541,501
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                     996,300      1,158,600
     Deferred income taxes                                           (229,743)       230,231
     Common stock awards                                                               3,380
     Changes in assets and liabilities:
       Accounts receivable                                            863,266      1,198,763
       Inventories                                                  1,765,342        206,102
        Income taxes receivable / payable                             643,344        204,484
Other current assets                                                 (174,217)        21,352
       Prepaid pension costs                                          443,785        267,280
       Accounts payable                                                79,476       (629,855)
       Commissions, salaries, withholdings and accrued vacation       155,191         69,379
          Allowance for sales returns                                               (729,935)
       Other current liabilities                                       92,847       (467,038)
                                                                  -----------    -----------

         Net cash provided by operating activities                  2,637,350      3,074,244
                                                                  -----------    -----------

INVESTING ACTIVITIES:
  Expenditures for purchases of property, plant and equipment        (343,221)      (471,226)
  Proceeds from sale of equipment                                                     10,000
                                                                  -----------    -----------

             Net cash used in investing activities                   (343,221)      (461,226)
                                                                  -----------    -----------

FINANCING ACTIVITIES:
  Redemption of common stock                                         (132,958)      (517,802)
  Issuance of common stock                                                            77,585
  Dividends paid                                                     (473,100)      (590,772)
                                                                  -----------    -----------

         Net cash used in financing activities                       (606,058)    (1,030,989)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,688,071      1,582,029

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,591,312        406,186
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 4,279,383    $ 1,988,215
                                                                  ===========    ===========

CASH PAID (REFUNDED)  DURING THE YEAR FOR:
   Interest                                                       $     1,400    $    14,000
                                                                  ===========    ===========

   Income taxes                                                   $(1,479,000)   $   435,000
                                                                  ===========    ===========

See notes to the condensed consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001 AND DECEMBER 31, 2001

Note 1.   Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”). The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2.   Inventories

The following is a summary of the major classes of inventories:

                                  September 30, 2002      September 30, 2001        December 31, 2001
                                  ------------------      ------------------        -----------------
                                      (Unaudited)             (Unaudited)

         Raw Materials                $ 3,617,695             $ 4,832,093               $ 4,653,468
         Work-in-process                5,433,259              11,150,263                 6,126,523
         Finished Goods                 3,009,853               3,386,699                 3,046,158
                                      -----------             -----------               -----------
                    Total             $12,060,807             $19,369,055               $13,826,149
                                      ===========             ===========               ===========

Note 3.   Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002. Management has concluded that the adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Note 4.   Facility Closure

The Company has announced that it will cease production, effective November 22, 2002, at its Culpeper, Virginia facility. The product lines currently being produced in Culpeper will be consolidated in the Company’s New Salisbury, Indiana and Corydon, Indiana facilities. The Company will record any required restructuring or other charges resulting from such closure in the fourth quarter of 2002.

Note 5.   Disclosure of Certain Significant Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets that could affect the consolidated financial statements and future operations of the Company.

Note 6.   Reclassifications

Certain reclassifications have been made to 2001 amounts to conform to the 2002 classifications.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2002, September 30, 2001, and December 31, 2001 and the consolidated results of operations for the three and nine month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s December 31, 2001 Annual Report to Shareholders.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30                  SEPTEMBER 30
                                                 2002          2001            2002         2001
                                                 ----          ----            ----         ----

Net Sales                                       100.0%         100.0%          100.0%     100.0%
Cost of Sales                                    92.5%          72.9%           91.4%      75.1%
Gross Profit                                      7.5%          27.1%            8.6%      24.9%
Selling, General & Administrative                22.8%          19.3%           20.7%      17.9%
Operating Income (Loss)                         (15.3%)          7.8%          (12.1%)      7.0%
Other Income, net                                  .5%            .9%             .5%        .2%
Income (Loss) Before Income Taxes               (14.8%)          8.7%          (11.6%)      7.2%
Income Tax Expense (Benefit)                     (4.5%)          3.1%           (4.4%)      2.7%
Net Income (Loss)                               (10.3%)          5.6%           (7.2%)      4.5%

Three Months Ended September 30, 2002, compared to three months ended September 30, 2001

Net Sales.   Net sales decreased approximately $3.4 million to approximately $8.3 million in the third quarter 2002 compared to approximately $11.7 million in the third quarter 2001. The approximate 29% decrease in net sales resulted from the continued weak economy for domestically manufactured solid wood dining, bedroom and occasional furniture. The backlog of unshipped orders at September 30, 2002 and 2001 was approximately $3.0 million and $2.2 million, respectively.

Cost of Sales.   Cost of sales as a percentage of net sales increased to 92.5% for the third quarter 2002 from 72.9% for the third quarter 2001. The increase in cost of sales as a percentage of net sales resulted from lower sales volume. During the fourth quarter 2001, the Company recorded an adustment related to the write-down of inventory as a result of a physical inventory count conducted during the fourth quarter. Management was unable to determine the impact, if any, of such adjustment to previous quarters (including the third quarter of 2001) and accordingly, recorded the adjustment in the fourth quarter of 2001. Actual cost of sales decreased from approximately $8.5 million for the third quarter 2001 to approximately $7.7 million for the third quarter 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by approximately $0.3 million from approximately $2.2 million for the third quarter 2001 to approximately $1.9 million for the third quarter 2002. As a percent of net sales, selling, general and administrative expenses increased from 19.3% for the third quarter 2001 to 22.8% for the third quarter 2002. Such increase was primarily due to lower volume of sales for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Income Taxes.     The effective tax rate decreased to 29% in the third quarter 2002 compared to 39% in the third quarter 2001 due to permanent differences. In 2002, the effective tax rate was adjusted to more accurately reflect the year end effective tax rate.

Net Income.     As a result of the above factors, there was a net loss for the third quarter 2002 of approximately $0.9 million as compared to approximately $0.7 net income for the third quarter 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales.     Net sales decreased to approximately $27.8 million for the first nine months of 2002 compared to approximately $34.1 million in the first nine months of 2001. The approximate 18.3% decrease in net sales primarily resulted from a decrease in net orders of approximately 15.9% due to continued reduced dealer response in a continued weak economy.

Cost of Sales.     Cost of sales decreased approximately $0.2 million from approximately $25.6 million for the first nine months of 2001 to approximately $25.4 million for the first nine months of 2002. The increase in cost of sales as a percentage of net sales resulted from lower sales volume. As a percentage of net sales, cost of sales increased from 75.1% in the first nine months of 2001 to 91.4% in the first nine months of 2002. During the fourth quarter 2001, the Company recorded an adjustment related to the write-down of inventory as a result of a physical inventory count conducted during the fourth quarter. Management was unable to determine the impact, if any, of such adjustment to the previous quarters of 2001 and accordingly, recorded the adjustment in the fourth quarter of 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $0.3 million from approximately $6.1 million for the first nine months of 2001 to approximately $5.8 million for the first nine months of 2002. However, as a percent of net sales, selling, general and administrative expenses increased from approximately 17.9% for the first nine months of 2001 to approximately 20.7% for the first nine months of 2002. Such increase was primarily the result of the lower sales volume for the first nine months of 2002 as compared to the first nine months of 2001.

Net Income.     As a result of the above factors, the net loss for the first nine months of 2002 was approximately $2.0 million. This is approximately $3.5 million less than 2001‘s first nine months net income of approximately $1.5 million.

Liquidity and Capital Resources.    Net working capital decreased from approximately $25.4 million at September 30, 2001 to approximately $19.7 million at September 30, 2002. The current ratio decreased slightly from 8.0 at September 30, 2001 to 7.1 at September 30, 2002. Inventory decreased approximately $7.3 million at September 30, 2002 as compared to September 30, 2001. Such decrease in inventory primarily resulted from lower production volumes due to lower sales volume and management’s decision to operate at a reduced inventory level. Accounts receivable decreased approximately $2.6 million at September 30, 2002 as compared to September 30, 2001. Such decrase in accounts receivable primarily resulted from lower sales volume. The Company anticipates being able to fund its financing and investing activities from cash generated from operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)    Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Steven W. Robertson, our Chief Executive Officer, and Danny Utz, our Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Mr. Robertson and Mr. Utz concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)    Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Dividend Action

The Board of Directors’ approved a dividend of $0.0175 per share of Common Stock for the third quarter 2002 at their October 25, 2002 meeting, for shares owned as of the record date of November 8, 2002, payable on November 18, 2002.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits.   See Index to Exhibits.

(b)   Reports on Form 8-K.   No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KELLER MANUFACTURING COMPANY, INC.
BY: /s/ Steven W. Robertson Steven W. Robertson President and Chief Executive Officer
November 14, 2002 (Date)
/s/ Danny L.Utz Danny L. Utz Vice President, Finance Principle Financial Officer
November 14, 2002 (Date)

Certification

Steven W. Robertson, Chief Executive Officer of The Keller Manufacturing Company, Inc. (Keller) certifiy that:

1.	I have reviewed this quarterly report on Form 10-Q of Keller;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Keller as of, and for, the periods presented in this quarterly report;

4.	Keller's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4 for Keller and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to Keller is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Keller's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;
5.	Keller's other certifying officer and I have disclosed, based on our most recent evaluation, to Keller's auditors and the Audit Committee of Keller's Board of Directors:
a)
all significant deficiencies in the design of operation of internal controls which could adversely affect Keller's ability to record, process, summarize and report financial data, and have identified for Keller's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Keller's internal controls; and
6.
Keller's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven W. Robertson Signature of CEO Steven W. Robertson Printed Name of CEO November 14, 2002 (Date)

Certification

Danny L. Utz, CFO of The Keller Manufacturing Company, Inc. (Keller) certifiy that:

1.	I have reviewed this quarterly report on Form 10-Q of Keller;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Keller as of, and for, the periods presented in this quarterly report;

4.	Keller's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4 for Keller and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to Keller is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Keller's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;
5.	Keller's other certifying officer and I have disclosed, based on our most recent evaluation, to Keller's auditors and the Audit Committee of Keller's Board of Directors:
a)
all significant deficiencies in the design of operation of internal controls which could adversely affect Keller's ability to record, process, summarize and report financial data, and have identified for Keller's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Keller's internal controls; and
6.
Keller's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Danny L. Utz Signature of CFO Danny L. Utz Printed Name of CFO November 14, 2002 (Date)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.01	Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to the Company's Amendment No. 2 to its registration statement on Form 10 filed July 23, 1999, File No. 000-25939).
3.02	Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
3.03	Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
3.04	Bylaws of the Company (Incorporated by reference to Exhibit 3.04 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.01	Form of Shareholders Rights Agreement, dated as of December 18, 1998, by and between the Company and J.J.B. Hilliard, W.L. Lyons, Inc. as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.02	See Article IV of the Restated Articles of Incorporation of the Company found in Exhibit 3.01 (Incorporated by reference to Exhibit 4.02 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
4.03	See Article II of the Bylaws of the Company found in Exhibit 3.04 (Incorporated by reference to Exhibit 4.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.01	Form of “Lease of Space in International Home Furnishings Center” dated as of May 1, 1999, by and between the Company and International Home Furnishings Center, Inc. (Incorporated by reference to Exhibit 10.01 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.02	Form of Lease Agreement by and between 1355 Market Street Associates, L.P. d/b/a San Francisco Mart and the Company. (Incorporated by reference to Exhibit 10.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

10.03	Form of "Effective Management Systems, Inc. Software License, Professional Services and Support Purchase Agreement" dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).
10.04	Form of "Extended Hour Support Agreement" by and between the Company and Effective Management Systems, Inc., dated as of July 6, 1998, by and between the Company and Effective Management Systems, Inc. (Incorporated by reference to Exhibit 10.03 to the Company's Amendment No. 2 to its registration statement on Form 10, Filed July 23, 1999, File No. 000-25939).
10.05	Form of "Lease Agreement" by and between the Company and Trailer Leasing Company. (Incorporated by reference to Exhibit 10.05 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.06	Form of "Ryder Truck Rental, Inc. Truck Lease and Service Agreement" by and between the Company and Ryder Truck Rental, Inc. with accompanying schedules (Incorporated by reference to Exhibit 10.06 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.07	Schedules to Exhibits 10.04 and 10.05. (Incorporated by reference to Exhibit 10.07 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.08	The Keller Manufacturing Company, Inc. Craftsman Stock Option Plan (Incorporated by reference to Exhibit 10.08 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.09	The Keller Manufacturing Company, Inc. Board of Directors' Stock Bonus Awards Plan (Incorporated by reference to Exhibit 10.09 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.10	The Keller Manufacturing Company, Inc. Incentive Program for Executive Personnel (Incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
10.12	Sponsorship Agreement by and between the Company and PGA TOUR, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.