Form 10-K
period 2002-12-31
KELLER MANUFACTURING CO
filed 2003-03-28
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the Fiscal year Ended December 31, 2002

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                                     to

COMMISSION FILE NUMBER 000-25939

THE KELLER MANUFACTURING COMPANY, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0435090 (I.R.S. Employer identification No.)

701 N. WATER ST. CORYDON, INDIANA (Address of principal executive offices)	47112 (Zip Code)

Registrant's telephone number, including area code:     812-738-2222

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock — No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes    | X |                  No    |     |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    | X |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).         Yes    |     |                  No    | X |

The aggregate market value of common stock, (the only class of equity outstanding), held by non-affiliates of the Registrant based on the closing price of the common shares of $3.00 as of September 30, 2002 was approximately $15,905,493.
The number of shares outstanding of the registrant’s common stock as of September 30, 2002 was 5,301,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II, III and IV. Portions of the definitive Proxy Statement dated March 25, 2003 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 25, 2003 are incorporated by reference into Part III.

TABLE OF CONTENTS

Number	Page

PART I

ITEM 1	Business	3

ITEM 2	Properties	7

ITEM 3	Legal Proceedings	7

ITEM 4	Submission of Matters to a Vote of Security Holders	7

PART II

ITEM 5	Market for Registrant's Common Equity and Related Stockholder Matters	8

ITEM 6	Selected Financial Data	8

ITEM 7	Management's Discussion and Analysis of Financial Conditions and Results of Operations	8

ITEM 7(a)	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 8	Financial Statements and Supplementary Data	8

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	8

PART III

ITEM 10	Directors and Executive Officers of the Registrant	9

ITEM 11	Executive Compensation	9

ITEM 12	Security Ownership of Certain Beneficial Owners And Management	9

ITEM 13	Certain Relationships and Related Transactions	9

ITEM 14	Controls and Procedures	9

PART IV

ITEM 15	Exhibits, Financial Statement Schedules and Reports On Form 8-K	10

Signatures	11

PART I

Certain Items of this Annual Report or Form 10-K (the “Report”) contain certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing and other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved.

Item 1.        Business

General Development of Business

The Company history dates back to 1866 when the “Keller Store” in Corydon, Indiana was established. From that time, the operation entered into various businesses, including running an electrical light plant, manufacturing spokes for farm wagons, operation in a hub-mill, farm wagon production, building barns, producing wooden porch furniture, wooden truck bodies and refrigerator boxes, as well as making end tables, magazine racks, chair parts, and, by 1933, a drop leaf table. The Company was incorporated in 1906 under the laws of the State of Indiana.

Over 300,000 wagons were built from 1901-1912. In 1942, however, the invention of the farm tractor made the Keller wagon obsolete thereby causing the Company to end its wagon production. In late 1943, the Company developed household furniture, including breakfast room suites and dinettes. In the early 1960‘s, the Company introduced its first bedroom group. A new plant was built at Culpeper, Virginia in 1965 and a third plant was built in 1973 at New Salisbury, Indiana. In 1979, the Company leased four trucks and trailers to deliver furniture directly to their furniture dealers. In 1996, the Company formed Keller Dedicated Trucking, Inc. (“Keller Trucking”), a wholly owned subsidiary of the Company. Its primary function is to provide delivery services for the Company. Keller Trucking also transfers materials between plants, provides delivery for some purchased merchandise and provides backhaul services for other companies when available. Keller Trucking currently operates with 22 trucks delivering approximately 80% of the Company’s finished products.

With the continued economic downturn, which started for the Company in November 2000, it was announced on September 16, 2002 that the Company intended to discontinue operations at the Culpeper, Virginia facility as of November 22, 2002. This decision was part of a comprehensive plan to consolidate production into the two Indiana facilities. Future growth of the Company will come from an expansion of our New Salisbury facility.

Narrative Description of Business

The Company designs and manufactures various styles of solid wood dining room, bedroom, and occasional furniture. The Company manufactures ten different product lines: seven made of oak, two lines made of cherry, and one line made of sycamore. The dining room furniture consists of tables, chairs, chinas and servers. The bedroom products consist of beds, dressers, chests, nightstands and mirrors. The primary items of occasional furniture manufactured are cocktail tables, end tables, sofa tables, and small entertainment units. Some units from bedroom furniture are also used as entertainment units.

Certain production facilities manufacture specific product lines in response to customer orders. Lumber is kiln dried at each facility.

In October 2001, the Company introduced its American Restoration collection at the High Point Market. Arts and Crafts style inspired the collection. The elements present in the group include exposed dovetail joints, walnut plug joinery, trellis grill work, exclusively designed hardware and straw glass which give it an authentic look, but also appeals to today’s modern consumer. Certain elements of the American Restoration Dining collection began shipping in November 2001, and the balance of the collection began shipping during the first quarter 2002.

Another collection, Transitions, introduced in October 2000 began shipping in March 2001. The collection generated approximately $6.9 million in orders in 2001. The PGA Tour Home Collection was discontinued.

Two new groups were introduced during 2002. Synergy, a solid sycamore collection blending the classic with “what’s new”, was introduced at the April High Point Market. The market’s orders totaled approximately $1.0 million and we began shipping in August 2002. NT/ New Traditions, a solid cherry group which was introduced at the October High Point Market, offers the traditional yet modern look with unique elements that include marble and wrought iron. The collection generated approximately $0.9 million in orders. Shipping will begin in the Spring of 2003.

The Company’s products are sold primarily in the middle to upper price range. The 2002 breakdown of sales per category represents a planned shift of emphasis to the Company becoming a complete resource for retailers in the Dining, Bedroom, and Occasional furniture categories. Net sales of Bedroom accounted for approximately 49.6% of total volume in 2002, compared to approximately 49.6% in 2001. Dining sales were approximately 45.6% of total volume in 2002, compared to approximately 44.4% in 2001, and Occasionally sales were approximately 4.8% of total volume in 2002, compared to approximately 6.0% in 2001. The retail price range of Keller products in Bedroom are $1,999 - $4,999, Dining $1,499 - $4,999, and Occasional $899 - $1,999.

The Company sells its products nationwide through a sales force, with approximately 85% of the sales force being company employees and approximately 15% independent representatives. The Company sells to approximately 1,500 national, regional and local furniture chains, independent furniture retailers and warehouse showrooms. The Company shows and promotes its product at the International Home Furnishings Center in High Point, North Carolina where it leases a 7,000 square foot showroom. The Company uses a pre-established fund to advertise and promote the Company’s products, through mediums such as TV commercials and CD ROMs made available to retailers.

Raw Materials

The Company purchases lumber from approximately 50 suppliers with no single supplier representing over 10% of purchases. There has been no difficulty experienced in obtaining lumber. There are three primary grades of hardwood: #1, #2 and #3. #1 is the highest quality with the least defects, while #3 has the greatest number of defects. The Company purchases #2 grade lumber, cuts out any defects and uses this refined #2 in its manufacturing process. This practice allows the Company to manufacture furniture of comparable quality to furniture made from #1 grade lumber but on a more cost efficient basis. The cost of lumber declined from an average cost of $424 per 1,000 feet in 2001 to $414 per 1,000 feet in 2002. The amount of lumber purchased during any given year depends on the Company’s orders received from our customers.

Patents, Trademarks, Licenses or Franchises

The Company currently holds no patents or franchises. The Company Logo was changed in 2000 to "KELLER FURNITURE", replacing the old Company Logo after approximately forty years. The new Logo is not considered to provide any financial benefit to the Company. The Logo was changed for trade and consumer purposes only.

Seasonal Effects

In previous years the Company has experienced some seasonal effects on sales. The slowest period for sales has traditionally been the second quarter. However, in 2000 and 1999 the slowest period for sales was the fourth quarter. And while the third quarter has traditionally been the strongest quarter for sales, in 2000 and 1999 the first quarter was the strongest. This was due in part to the orders taken on new introductions in 3rd and 4th quarters and shipped in the first quarter of 2000 and 1999. The economy and consumer confidence had a large effect on 2001 and 2002. Orders for 2002 were down all four quarters with an overall decline of approximately 18.8% compared to orders written in 2001.

Working Capital

The furniture manufacturing industry has no standard guideline for carrying working capital and the Company does not require its retailers to maintain minimum working capital. The Company meets dealer demand by scheduling cut packages based on current and estimated sales mixes with high volume dealers receiving priority on quick shipment of merchandise.

The Company offers extended payment terms to customers for damaged items that are repairable. Each retailer is provided a list of items that are deemed replaceable and will be given an allowance for shop time to repair. Usually, any defect to merchandise that would require larger than a 25% discount will be returned to the Company. Since the Company has its own trucking subsidiary, it is better equipped than the industry in general to receive returned merchandise on a cost-effective basis. Due to the high shipping costs by outside sources, most of the industry is found to offer discounts for dealers to keep defective merchandise.

Customers

The Company’s twenty largest customers accounted for approximately 46.2% of its net sales in 2002. The Company’s largest customer, Haverty’s, accounted for approximately 10.0% of the Company’s net sales in 2002. The loss of Haverty’s Furniture or another large customer could have a material adverse effect on the Company.

Backlog

Backlog orders believed to be firm as of December 31, 2002 were approximately $3.3 million. Currently, all orders placed with the Company will be filled and shipped as ordered within four weeks. The Company does, however, allow modification or cancellations of orders up to the time the product is loaded for shipment. A cancellation at such a late stage is subject to a monetary penalty and occurs only infrequently.

Competition

Competition in the furniture industry is now a global arena. Imports from China, Taiwan, Vietnam, as well as other countries make up 40% of the sales of wood furniture in the United States. The Company now must consider several of these import companies direct competitors even though their products cannot be considered to be “solid wood”.

As the Company continues to expand its product line, it becomes more difficult to identify a specific competitive market. The Company currently manufactures and competes in lines of bedroom, dining room and occasional furniture, and sells to retailers nationwide. The Company’s products fall in the middle to upper-middle price line. The Company’s direct competitors include Kincaid Furniture Co. (“Kincaid”), Cochrane Furniture (“Cochrane”), Sumter Cabinet co. (“Sumter”), Mobel, Inc. (“Mobel”), Durham Furniture, Inc. (“Durham”), Richardson Brothers Co. (“Richardson Brothers”) and Kimball Furniture (“Kimball”). Kincaid is considered the Company’s most direct competitor, and its dining, bedroom and occasional groups are the strongest competing products against the Company’s product lines. Cochrane and Sumter are the next most competitive companies. They both compete in the dining and bedroom categories. Cochrane is strongest in dining room lines and Sumter is strongest in the bedroom lines. Both Mobel and Durham compete directly with the Company in bedroom lines. Richardson Brothers and Kimball both offer lines in dining room and bedroom categories but don’t offer the number of products within these groups as the aforementioned direct competitors.

The competition in the furniture industry is now a global arena. Imports from China, Taiwan, Vietnam, as well as other countries make up 40% of the sales of wood furniture in the United States. Keller now must consider several of these import companies direct competitors even though they are not “solid wood”. Some of these companies that are now in competition with Keller for floor space are A-America, Aico, Legacy, and Rivers Edge.

Keller is focused on differentiating our products from our competitors by educating the retail floor sales people and the end consumer on the advantages of: (1) Solid Wood; (2) Made In America; (3) Quality Construction/Protective Finish; (4) Reliable Delivery, and; (5) Keller History and Longevity.

The Company has several attributes, which it believes, when combined, afford it a competitive advantage. The Company specializes in dining room and bedroom furniture made of solid wood. Solid wood furniture is considered higher quality than furniture made from composite materials. This is a valuable marketing tool in selling to consumers. Moreover, the Company applies a protective finish to its products, which is more durable than that of most of its competitors. The Company’s products are priced competitively for high quality furniture and the range of retail prices available for various product lines makes its products available to a wide range of customers.

The Company also believes it is positioned to effectively compete based on customer service. The Company’s product line may currently be made available for delivery to a customer in four weeks. Products are cut based on demand, which also improves the average delivery time. Moreover, the Company manufactures most of its own parts and dries all of its own lumber. All bending for chairs, headrests and bows are also processed internally. Finally, Keller Trucking delivers 80% of the Company’s merchandise which is shipped. This allows the furniture to be delivered faster and at a lower cost than using outside resources. These factors allow the Company to produce quality furniture at competitive prices.

Environmental Matters

Pursuant to an Agreed Order with the Indiana Department of Environmental Management, the Company has procedural and record keeping improvements have been put in place to prevent air quality violations. Conditions of the Agreed Order consisted of completion of a Supplemental Environmental Project (SEP). The SEP consists of installing filters on all existing spray booths at the Corydon Plant to more efficiently capture over spray from the spray finishing operation. The SEP was completed by May 23, 2002. Environment projects completed in 2001 include construction of a finish material storage structure at the Culpeper plant, which was closed November 22, 2002, and installation of improved monitoring equipment on the New Salisbury sewage treatment plant.

As of 2002, Keller Manufacturing Company is in complete compliance with all environmental regulations at both the Indiana and Virginia plants. There are no outstanding issues in air, waste, storm water, or waste water compliance at any of the plants. There were no environmental issues related to the shutdown or closure of the Culpeper plant.

Employees

The Company employed 395 individuals as of December 31, 2002, in comparison to 530 last December 31. The reduced employment level was due to the plant closing in Culpeper, Virginia as of November 22, 2002. Of the 395 employees, 307 are hourly employees, 60 salaried employees, 21 salesmen and 7 executive officers.

Item 2.        Properties

The following table sets forth certain information concerning the Company’s manufacturing facilities: All manufacturing facilities and properties listed below are owned by the Company.

Approximate Size
Location	Description	In Sq. Ft.	Acres

Corydon, Indiana	Corporate Office and Manufacturing	236,681	63.07

New Salisbury, Indiana	Manufacturing	203,004	91.39

Culpeper, Virginia	Manufacturing	185,660	60.18

The Corydon, Indiana plant is the original facility that the Company has operated since its incorporation in 1906. In 1966, the Culpeper, Virginia plant was built, and its twin plant in New Salisbury, Indiana was built in 1974. In 2000, the Company increased the shipping capacity by 18,000 Sq. Ft. at our New Salisbury plant. On November 22, 2002, the Culpeper plant was closed. The information under the heading “Facility Closure and Restructuring Plan” on page 9 of the 2002 Annual Report to Shareholders, filed herewith as Exhibit 13.01, is incorporated herein by reference. The Company is in the process of attempting to sell the Culpeper plant and intends to complete the transaction during 2003.

Item 3.        Legal Proceedings

The Company is involved in routine litigation incidental to the conduct of its business. The Company believes that the outcome of these routine matters will not have a material adverse effect on its business, operations or financial condition.

Item 4.        Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2002.

Part II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters

The information set forth on page 9 and Note 9 to the financial statements of the Company on page 22 of the 2002 Annual Report to Shareholders, filed herewith as Exhibit 13.01, is incorporated herein by reference.

Please see Item 12 of this report for a description of the Company's equity compensation plans.

Item 6.        Selected Financial Data

The information set forth on page 1 of the 2002 Annual Report to Shareholders, filed herewith as Exhibit 13.01, is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 2 through 9 of the 2002 Annual Report to Shareholders, filed herewith as Exhibit 13.01, is incorporated herein by reference.

Item 7(a).        Quantitative and Qualitative Disclosures About Market Risk

Nothing to report.

Item 8.        Financial Statements and Supplementary Data

The following financial statements for the Company and independent auditors report set forth on pages 10 through 25 of the 2002 Annual Report to Shareholders, filed herewith as Exhibit 13.01, is incorporated herein by reference.

•	Independent Auditor's Report
•	Consolidated Balance Sheets as of December 31, 2002 and 2001
•	Consolidated Statements of Operations for the three years ended December 31, 2002
•	Consolidated Statements of changes in Stockholders’ Equity for the three years ended December 31, 2002
•	Consolidated Statements of Cash Flows for the three years ended December 31, 2002
•	Notes to Consolidated Financial Statements

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

PART III

Item 10.         Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption “Election of Directors” on pages 3 through 5 of the Company’s Proxy Statement dated March 25, 2003, for the Annual Meeting of Shareholders to be held on April 25, 2003. Such information is incorporated herein by reference. The information provided under the heading “Section 16(a) Beneficial Ownership Reporting” on page 12 of the Proxy Statement is incorporated herein by reference.

Item 11.        Executive Compensation

The information in the Proxy Statement set forth under the caption “Executive Compensation” on page 5 is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The information set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 1 and 2 are incorporated herein by reference.

Disclosure with Respect to the Company's Equity Compensation Plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (excluding Securities) Reflected in First Column
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	91,500	$4.21	86,700
Total	91,500	$4.21	86,700

For additional information regarding the Company's stock option plan, please see Note 9 in the Notes to Consolidated Financial Statements in the Company's Annual Report, which is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions

The Company had approximately $90,000 payable to a board member for consulting services.

Item 14.        Controls And Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report.

(1)	The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Location in 10-K
Independent Auditor’s Report	Item 8
Consolidated Balance Sheets as of December 31, 2002 and 2001	Item 8
Consolidated Statements of Operations for the three years ended December 31, 2002	Item 8
Consolidated Statements of Changes In Stockholders' Equity for the three years ended December 31, 2002	Item 8
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	Item 8
Notes to Consolidated Financial Statements	Item 8

(2)	Financial Statement Schedule

Schedules for the years ended December 31, 2002, 2001, and 2000 are included herein.

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

THE KELLER MANUFACTURING COMPANY, INC. By /s/ Steven W. Robertson Steven W. Robertson President and Chief Executive Officer March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven W. Robertson Steven W. Robertson	President, Chief Executive Officer and Director March 28, 2003

Robert W. Byrd	Chairman and Director March 28, 2003

/s/ Danny L. Utz Danny L. Utz	Vice President-Finance, Treasurer Chief Financial Officer and Director March 28, 2003

/s/ Scott A. Armstrong Scott A. Armstrong	Director March 28, 2003

Ronald W. Humin	Director March 28, 2003

/s/ Philip L. Jacobs Philip L. Jacobs	Director March 28, 2003

/s/ John C. Schenkenfelder John C. Schenkenfelder	Director March 28, 2003

Bradford T. Ray	Director March 28, 2003

Larry M. Roy	Director March 28, 2003

CERTIFICATIONS

I, Steven W. Robertson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of The Keller Manufacturing Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ Steven W. Robertson Steven W. Robertson Chief Executive Officer

CERTIFICATIONS

I, Danny L. Utz, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of The Keller Manufacturing Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003

/s/ Danny L. Utz Danny L. Utz Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

13.01	2002 Annual Report.

21.01	Subsidiaries of Company

99.03	Independent Auditors' Report

23.01	Consent of Deloitte & Touche LLP Independent Auditors

99.01	Certificate of Chief Executive Officer

99.02	Certificate of Chief Financial Officer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS THE KELLER MANUFACTURING COMPANY, INC.

Col. A	Col. B	Col. C	Col. D	Col. E

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS & EXPENSES	COLLECTION ON WRITTEN OFF ACCTS.	DEDUCTIONS (BAD DEBTS WRITE OFFS)	BALANCE AT END OF PERIOD

YEAR ENDED DECEMBER 31, 2002 Deducted from asset accts Allowance for doubtful accounts	$287,625	$291,727	$ 3,605	$163,233	$419,724

YEAR ENDED DECEMBER 31, 2001 Deducted from asset accts Allowance for doubtful accounts	$221,128	$110,000	$ —	$ 43,503	$287,625

YEAR ENDED DECEMBER 31, 2000 Deducted from asset accts Allowance for doubtful accounts	$257,118	$199,516	$ —	$235,506	$221,128