Form 10-Q
period 2003-03-31
KELLER MANUFACTURING CO
filed 2003-05-15
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended:  March 31, 2003

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act):      Yes [   ]     No [X]

As of May 1, 2003, the registrant had 5,269,111 Common shares of Common Stock, no par value, outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements:

Consolidated Balance Sheets as of March 31, 2003, March 31, 2002 and December 31, 2002	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5

Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

PART II

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures	10

CEO Certification	11

CFO Certification	12

Index to Exhibits	13

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002 AND DECEMBER 31, 2002

	MARCH 31		DECEMBER 31
	2003	2002	2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,501,590	$3,501,581	$3,172,234
Investments available for sale	1,747,251		1,253,437
Accounts receivable, less allowance for doubtful accounts of
$420,000 (March 31, 2003), $788,000 (March 31, 2002) and
$420,000 (December 31, 2002)	4,053,920	5,334,724	3,807,817
Inventories	8,639,792	13,165,652	9,788,948
Current deferred tax asset	991,607	781,783	897,451
Income taxes receivable	2,301,639	1,013,216	2,301,639
Other current assets	185,988	457,202	182,777

Total current assets	20,421,787	24,254,158	21,404,303

PROPERTY, PLANT AND EQUIPMENT - net	8,263,749	9,801,010	8,490,457
NET ASSETS AVAILABLE FOR SALE	661,048		661,048
PREPAID PENSION COSTS		1,627,581

TOTAL	$29,346,584	$35,682,749	$30,555,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$480,055	$1,036,945	$660,165
Commissions, salaries and withholdings	420,292	547,659	436,889
Accrued vacation	545,212	699,268	547,895
Accrued pension liability	508,477		450,647
Allowances for sales returns	303,742	245,000	347,981
Restructuring reserve	57,330		242,299
Other current liabilities	1,157,253	939,457	1,424,337

Total current liabilities	3,472,361	3,468,329	4,110,213
LONG-TERM LIABILITIES:
Accrued pension liability	1,339,255		1,339,255
Deferred income taxes	180,085	1,301,121	241,989
Other long-term liabilities	107,890		107,890

Total liabilities	5,099,591	4,769,450	5,799,347

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock - no par value, authorized, 40,000,000 shares,
issued and outstanding 5,269,111 (March 31, 2003), 5,414,111
(March 31, 2002) and 5,301,611 (December 31, 2002)	1,699,863	1,746,646	1,710,350
Accumulated other comprehensive loss	(1,874,914)		(1,874,914)
Retained earnings	24,422,044	29,166,653	24,921,025

Total stockholders' equity	24,246,993	30,913,299	24,756,461

TOTAL	$29,346,584	$35,682,749	$30,555,808

See notes to consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	THREE MONTHS ENDED MARCH 31
	2003	2002
	(Unaudited)

NET SALES	$7,837,469	$9,682,467
COST OF SALES	7,018,742	8,928,305

GROSS PROFIT	818,727	754,162
SELLING, GENERAL AND ADMINISTRATIVE	1,332,660	1,872,693

OPERATING LOSS	(513,933)	(1,118,531)
OTHER INCOME (EXPENSE):
Interest income	8,727	8,252
Interest expense	(5,350)	(104)
Other	14,135	64,387

Other income, net	17,512	72,535

LOSS BEFORE INCOME TAXES	(496,421)	(1,045,996)
INCOME TAX BENEFIT	(155,880)	(353,932)

NET LOSS	$(340,541)	$(692,064)

NET LOSS PER SHARE OF COMMON STOCK,
basic and dilutive -
based on weighted average number of shares
outstanding of 5,299,983 (2003)
5,414,111 (2002)	$(0.06)	$(0.13)

See notes to the consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	THREE MONTHS ENDED MARCH 31
	2003		2002
	(Unaudited)
OPERATING ACTIVITIES:
Net loss		$(340,541)		$(692,064)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation		294,768		332,100
Deferred income taxes		(156,060)		(220,457)
Changes in assets and liabilities:
Accounts receivable		(246,103)		143,090
Inventories		1,149,156		660,497
Income taxes receivable				563,080
Other current assets		(3,211)		(299,186)
Prepaid pension costs				147,928
Accounts payable		(180,110)		512,026
Commissions, salaries and withholdings and accrued vacation		(19,280)		90,101
Allowance for sales returns		(44,239)
Other current liabilities		(394,223)		(54,982)

Net cash provided by operating activities		60,157		1,182,133

INVESTING ACTIVITIES:
Purchases of investments held for sale		(493,814)
Purchases of property, plant and equipment		(68,060)		(82,360)

Net cash used in investing activities		(561,874)		(82,360)

FINANCING ACTIVITIES:
Purchase of treasury stock		(76,144)
Dividends paid		(92,783)		(189,504)

Net cash used in financing activities		(168,927)		(189,504)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(670,644)		910,269

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,172,234		2,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD		$2,501,590		$3,501,581

CASH PAID (RECEIVED) DURING THE PERIOD FOR:
Interest	$		$

Income taxes	$			$(698,000)

See notes to the consolidated financial statements.

THE KELLER MANUFACTURING COMPANY, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Note 1.    Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or any other interim period.

Note 2.    Inventories

The following is a summary of the major classes of inventories:

	March 31, 2003	March 31, 2002	December 31, 2002
Raw materials	$2,568,930	$4,144,562	$3,122,773
Work-in-process	3,972,285	5,807,833	3,653,633
Finished goods	2,098,577	3,213,257	3,012,542

Net inventories	$8,639,792	$13,165,652	$9,788,948

Note 3.    Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted this statement effective January 1, 2003. Management has concluded that the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2003, March 31, 2002, and December 31, 2002 and the consolidated results of operations for the three month period ended March 31, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included the Company’s December 31, 2002 Annual Report to Shareholders.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

	THREE MONTHS ENDED MARCH 31
	2003	2002

Net Sales	100.0%	100.0%
Cost of Sales	89.6%	92.2%
Gross Profit	10.4%	7.8%
Selling, General and Administrative	17.0%	19.3%
Operating Loss	(6.6)%	(11.6)%
Other Income, Net	*	*
Loss Before Taxes	(6.3)%	(10.8)%
Income Tax Benefit	(2.0)%	(3.7)%
Net Loss	(4.3)%	(7.1)%

Three Months Ended March 31, 2003, compared to three months ended March 31, 2002

Net Sales. Net sales decreased by approximately $1.8 million from the first quarter 2002 to the first quarter 2003 from approximately $9.6 million to approximately $7.8 million. This was a decrease of approximately 18.8% in net sales. The primary factor for the decrease in net sales was a decrease in orders resulting from the continued general slow down in the economy. Orders decreased by approximately 45.2% in the first quarter 2003 as compared to the first quarter 2002.

* Less than 1%.

Cost of Sales.  Cost of sales as a percentage of net sales decreased to 89.5% for the first quarter 2003, down from 92.2% for the first quarter 2002. The decrease in cost of sales as a percentage of net sales resulted from lower cost of sales due to the Culpeper Plant shut down. Actual cost of sales was approximately $7.0 million for the first quarter 2003 and approximately $8.9 million the first quarter 2002. For the first quarter 2003 compared to the first quarter 2002, direct labor and material cost decreased by approximately $0.6 million, while manufacturing fixed cost was reduced by approximately $0.9 million and manufacturing variable cost was reduced by approximately another $0.4 million. These reductions are largely attributable to the closing of the Culpeper Plant.

Selling, General and Administrative Expenses (S G & A).  S G & A decreased by approximately $0.5 million for the first quarter of 2003 as compared to the first quarter of 2002. As a percentage of net sales, S G & A decreased from 19.3% for the first quarter 2002 to 17.0% for the first quarter 2003. This decrease was the result of a reduction by the Company of sales commissions, advertising expense, and salaries.

Net Income (Loss).  As a result of the above factors, net loss for the first quarter 2003 was approximately $0.3 million as compared to approximately $0.7 million for the first quarter 2002.

Liquidity and Capital Resources

Net working capital decreased from approximately $20.8 million at March 31, 2002, to approximately $16.9 million at March 31, 2003. The current ratio decreased slightly from 7.0 at March 31, 2002 to 5.9 at March 31, 2003. Inventory decreased from March 31, 2002 to March 31, 2003 by approximately $4.5 million. This decrease in inventory primarily resulted from lower production volumes due to lower sales volume and management’s decision to operate at a reduced inventory level. Accounts receivable decreased from March 31, 2002 to March 31, 2003 by approximately $1.3 million. This decrease in accounts receivable primarily resulted from lower sales volume. The Company anticipates being able to fund its financing and investing activities from cash generated from operations.

Beginning in the fourth quarter of 2002, the Company invested $3,000,000 of its excess cash flow with Hilliard Lyons for an improved return on its cash balance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 4.    Controls and Procedures

        Within 90 days prior to the filing date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        "Disclosure controls and procedures" is defined by Rule 13a-14(c) of the Exchange Act as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

      Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

      Not Applicable

Item 3.    Defaults Upon Senior Securities

      Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5.    Other Information

      Dividend Action

The Board of Directors approved a dividend of $0.0175 per share for the first quarter 2003 at their April 25, 2003 meeting, for shares owned as of the record date of May 9, 2003, payable on May 19, 2003.

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

Dated: May 15, 2003 Dated: May 15, 2003	THE KELLER MANUFACTURING COMPANY, INC. /s/ Steven W. Robertson Steven W. Robertson President and Chief Executive Officer /s/ Danny L. Utz Danny L. Utz Vice President, Finance Chief Financial Officer

Certifications

I, Steven W. Robertson, Chief Executive Officer of The Keller Manufacturing Company, Inc. ("Keller") certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Keller;

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

4.	Keller’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for Keller and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Keller, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Keller’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Keller’s other certifying officer and I have disclosed, based on our most recent evaluation, to Keller’s auditors and the Audit Committee of Keller’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Keller’s ability to record, process, summarize and report financial data, and have identified for Keller’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Keller’s internal controls; and

6.

Keller’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven W. Robertson Signature of CEO Steven W. Robertson Printed Name of CEO May 15, 2003 (Date)

I, Danny L. Utz, CFO of The Keller Manufacturing Company, Inc. ("Keller") certify that:

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

4.	Keller’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for Keller and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Keller, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Keller’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Keller’s other certifying officer and I have disclosed, based on our most recent evaluation, to Keller’s auditors and the Audit Committee of Keller’s Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Keller’s ability to record, process, summarize and report financial data, and have identified for Keller’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Keller’s internal controls; and

6.

Keller’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Danny L. Utz Signature of CFO Danny L. Utz Printed Name of CFO May 15, 2003 (Date)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.01
Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to the Company's Amendment No. 2 to its registration statement on Form 10 filed July 23, 1999, File No. 000-25939)

3.02
Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939)

3.03
Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.03 to the Company's Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939)

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

99.1	Certification pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002