Form 10-Q
period 2003-06-30
KELLER MANUFACTURING CO
filed 2003-08-14
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended: June 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).       Yes [   ]     No [X]

As of August 14, 2003, the registrant had 5,177,180 Common shares, no par value, outstanding.

TABLE OF CONTENTS

Page

PART I.

Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	June 30, 2003, June 30, 2002 and December 31, 2002	3

	Consolidated Statements of Income for the
	Three Months Ended and the Six Months ended June 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the
	Six Months ended June 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II.

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures	13

	Index to Exhibits	14

THE KELLER MANUFACTURING COMPANY, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002

	JUNE 30,		DECEMBER 31,
	2003	2002	2002
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,295,506	$4,293,654	$3,172,234
Investments available for sale	3,776,309		1,253,437
Accounts receivable, less allowance for doubtful accounts of
$495,000 (June 30, 2003), $805,000 (June 30, 2002) and
$420,000 (December 31, 2002)	3,069,016	5,199,150	3,807,817
Inventories	8,658,827	12,231,118	9,788,948
Current deferred tax asset	724,646	728,284	897,451
Income taxes receivable	275,460	635,982	2,301,639
Other current assets	199,143	424,461	182,777

Total current assets	17,998,907	23,512,649	21,404,303

PROPERTY, PLANT AND EQUIPMENT - net	8,130,104	9,624,395	8,490,457

NET ASSETS AVAILABLE FOR SALE	661,048		661,048

DEFERRED TAX ASSET	86,696

PREPAID PENSION COSTS		1,479,652

TOTAL	$26,876,755	$34,616,696	$30,555,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$382,261	$624,894	$660,165
Commissions, salaries and withholdings	383,108	584,551	436,889
Accrued vacation	553,556	742,801	547,895
Accrued pension liability	576,069		450,647
Allowances for sales returns	303,742	245,000	347,981
Restructuring reserve			242,299
Other current liabilities	1,149,483	1,131,677	1,424,337

Total current liabilities	3,348,219	3,328,923	4,110,213

LONG-TERM LIABILITIES -
Accrued pension liability	1,339,255		1,339,255
Deferred income taxes			241,989
Other long-term liabilities	107,890	1,147,865	107,890

Total long-term liabilities	1,447,145	1,147,865	1,689,134

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - no par value, authorized, 40,000,000 shares,
issued and outstanding 5,177,180 (June 30, 2003), 5,376,611
(June 30, 2002) and 5,301,611 (December 31, 2002)	1,670,207	1,615,396	1,710,350
Accumulated other comprehensive loss	(1,874,914)		(1,874,914)
Retained earnings	22,286,098	28,524,512	24,921,025

Total stockholders' equity	22,081,391	30,139,908	24,756,461

TOTAL	$26,876,755	$34,616,696	$30,555,808

See notes to consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AND THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

NET SALES	$4,845,299	$9,859,784	$12,682,768	$19,542,251

COST OF SALES	5,311,466	8,839,820	12,330,208	17,768,125

GROSS PROFIT (LOSS)	(466,167)	1,019,964	352,560	1,774,126

SELLING, GENERAL AND ADMINISTRATIVE	1,206,284	1,991,280	2,538,944	3,863,973

OPERATING LOSS	(1,672,451)	(971,316)	(2,186,384)	(2,089,847)

OTHER INCOME (EXPENSE):
Interest income	13,274	15,373	22,001	23,625
Interest expense		(1,411)	(5,350)	(1,515)
Other	(198,603)	2,567	(184,468)	66,954

Other income (expense), net	(185,329)	16,529	(167,817)	89,064

LOSS BEFORE INCOME TAXES	(1,857,780)	(954,787)	(2,354,201)	(2,000,783)

INCOME TAX BENEFIT		(503,855)	(155,880)	(857,787)

NET LOSS	$(1,857,780)	$(450,932)	(2,198,321)	$(1,142,996)

NET LOSS PER SHARE OF COMMON STOCK,
basic and dilutive -
based on weighted average number of shares
outstanding of 5,272,952 and 5,407,300 for the six months
ended June 30, 2003 and 2002, respectively; and
5,246,217 and 5,400,489 for the three months ended
June 30, 2003 and 2002, respectively	$(0.35)	$(0.08)	$(0.42)	$(0.21)

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	SIX MONTHS ENDED JUNE 30
	2003		2002
	(Unaudited)
OPERATING ACTIVITIES:
Net loss		$(2,198,321)	$(1,142,996)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation		574,568	664,200
Deferred income taxes		(155,880)	(320,214)
Changes in assets and liabilities:
Accounts receivable		738,801	278,664
Inventories		1,130,121	1,595,031
Income taxes receivable / payable		2,026,179	940,314
Other current assets		(16,366)	(266,445)
Prepaid pension costs/accrued pension liability		125,422	295,857
Accounts payable		(277,904)	99,975
Commissions, salaries, withholdings and accrued vacation		(48,120)	170,526
Allowance for sales returns		(44,239)
Other current liabilities		(517,153)	137,238

Net cash provided by operating activities		1,337,108	2,452,150

INVESTING ACTIVITIES :
Purchases of investments held for sale		(2,522,872)
Purchases of property, plant and equipment		(214,215)	(237,845)

Net cash used in investing activities		(2,737,087)	(237,845)

FINANCING ACTIVITIES:
Redemption of Common Stock		(291,752)	(132,958)
Dividends paid		(184,997)	(379,005)

Net cash used in financing activities		(476,749)	(511,963)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(1,876,728)	1,702,342

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		3,172,234	2,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD		$1,295,506	$4,293,654

CASH PAID (REFUNDED) DURING THE YEAR FOR:
Interest	$		$1,400

Income taxes		$(2,028,909)	$(781,000)

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002 AND DECEMBER 31, 2002

Note 1.    Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or any other interim period.

Note 2.    Inventories

The following is a summary of the major classes of inventories:

	June 30, 2003	June 30, 2002	December 31, 2002
	(Unaudited)	(Unaudited)

Raw materials	$2,252,825	$3,726,648	$3,122,773
Work-in-process	3,058,812	5,733,324	3,653,633
Finished goods	3,347,190	2,771,146	3,012,542

Net inventories	$8,658,827	$12,231,118	$9,788,948

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

Note 5.    Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statement or income tax return. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future. Because of the continuous losses in the second quarter of 2003, the Company has provided a valuation allowance for operating loss carryforwards originating in the second quarter.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2003, June 30, 2002, and December 31, 2002 and the consolidated results of operations for the three month and six month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included the Company’s December 31, 2002 Annual Report to Shareholders.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation allowances, useful lives of property, plant and equipment, derivative contracts, pension benefits and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different conditions or based on different assumptions. The Company believes that the following significant accounting policies are very complex and their application involves a high degree of judgment.

        Revenue Recognition. The Company recognizes revenue when title transfers to the customer and all requirements of the sale are complete. The timing of the sale and transfer of ownership depends on the individual customer and is agreed to before order acceptance. Typically, title transfers are completed when product leaves one of the Company’s warehouses.

        Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses that might result from its customers failing to make required payments. The Company bases its allowances on the likelihood of recovery of accounts receivable based on past experience and current collection trends. If economic or specific industry trends worsen beyond the Company’s estimates, the Company would increase its allowance for doubtful accounts by recording additional expense.

        Pension Benefits. The amounts recognized in the financial statements related to pension benefits are determined on an actuarial basis, the calculation of which requires many assumptions. A significant assumption used in determining the Company’s net pension cost is the expected long-term rate of return on plan assets. Based on input from the Company’s actuarial firm, the Company assumed an expected long-term rate of return on plan assets of 7.50% for both fiscal 2002 and 2001. Another significant estimate that affects the Company’s pension cost is the discount rate used in the annual actuarial valuation of pension benefit. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. Based on input from the Company’s actuarial firm, the Company assumed a discount rate of 6.50% and 7.25% in fiscal 2002 and 2001, respectively.

        Income Taxes. The Company records deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax basis of assets and liabilities. If enacted tax rates change, the Company would adjust its deferred tax assets and liabilities through the provision for income taxes. The Company evaluates the need for a valuation allowance of its deferred tax assets based on the likelihood of expected future benefits.

Results of Operations

        The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	109.6%	89.7%	97.2%	90.9%
Gross Profit (Loss)	(9.6%)	10.3%	2.8%	9.1%
Selling, General and Administrative	24.9%	20.2%	20.0%	19.8%
Operating Loss	(34.5%)	(9.9%)	(17.2%)	(10.7%)
Other Expense, Net	3.8%	*	1.3%	*
Loss Before Income Taxes	(38.3%)	(9.7%)	(18.5%)	(10.2%)
Income Tax Benefit	*	(5.1%)	(1.2%)	(4.4%)
Net Loss	(38.3%)	(4.6%)	(17.3%)	(5.8%)

        * Less than 1%

Three Months Ended June 30, 2003, compared to three months ended June 30, 2002

Net Sales.    Net Sales decreased by approximately $5.1 million to approximately $4.8 million for the second quarter of 2003 compared to approximately $9.9 million in the second quarter of 2002. The approximate 51.5% decrease in net sales resulted from the continued weak economy, product dropped from production and sold in 2002, Chinese imports, resistance by dealers to buy at our price points, April 2003 new product introduction poorly received, order reduction by two major accounts, and the current slowdown for high ticket bedroom and dining room furniture. Backlog of unshipped orders at June 30, 2003 and 2002 was approximately $1.1 million and $2.3 million, respectively.

Cost of Sales.    Cost of sales as a percentage of net sales increased to 109.6% for the second quarter 2003 from 89.7% for the second quarter 2002. The increase in cost of sales as a percentage of net sales resulted from lower sales volume. Actual cost of sales was $5.3 million and $8.8 million for the second quarter of 2003 and 2002, respectively.

Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased by approximately $0.8 million from approximately $2.0 million for quarter ended June 30, 2002, to approximately $1.2 million for quarter ended June 30, 2003. As a percent of net sales, SG&A expenses increased from 20.2% for the second quarter 2002 to 24.9% for the second quarter 2003. This increase was primarily due to lower volume of sales for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Net Loss.    As a result of the above factors, there was a net loss for the second quarter of approximately $(1.9) million in 2003 as compared to approximately $(0.5) million net loss for the second quarter 2002. The loss per share increased from $(0.08) to $(0.35).

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales.    Net sales decreased approximately $6.8 million to approximately $12.7 million for the first half of 2003 compared to approximately $19.5 million for the first half of 2002. The approximate 34.9% decrease in net sales resulted from a decrease in orders of approximately 47.5% due to the continued weak economy, product dropped from production and that was sold in 2002, Chinese imports, resistance by dealers to buy at our price points, April 2003 new product introduction poorly received, order reduction by two major accounts, and the current slowdown for high ticket bedroom and dining room furniture.

Cost of Sales.    Cost of sales decreased approximately $5.5 million from approximately $17.8 million for the first half of 2002 to approximately $12.3 million for the first half of 2003. As a percent of net sales, cost of sales increased from 90.9% in the first half of 2002 to 97.2% for the first half of 2003. The increase in cost of sales as a percentage of net sales resulted from lower sales volume.

Selling, General and Administrative Expenses (SG&A).    SG&A expenses decreased approximately $1.4 million from approximately $3.9 million for the first half of 2002 to approximately $2.5 million for the first half of 2003. However, as a percent of net sales, SG&A expenses increased from 19.8% for the first half of 2002 to 20.0% for the first half of 2003. This increase was primarily the result of the lower sales volume for the first half of 2003 as compared to the first half of 2002.

Net Loss.    As a result of the above factors, the net loss for the first six months of 2003 was approximately $(2.2) million. This is approximately $1.1 million in additional loss than 2002‘s first half net loss of approximately $(1.1) million. The loss per share increased from $(0.21) to $(0.42).

Liquidity and Capital Resources.    Net working capital decreased from approximately $20.2 million at June 30, 2002 to approximately $14.7 million at June 30, 2003. Inventory decreased by approximately $3.6 million at June 30, 2003 as compared to June 30, 2002. This decrease in inventory primarily resulted from lower production volumes due to lower sales volumes and management’s decision to operate at a reduced inventory level.

Accounts receivable decreased approximately $2.2 million at June 30, 2003 as compared to June 30, 2002. This decrease in accounts receivable primarily resulted from lower sales volume.

Beginning in the fourth quarter of 2002, the Company invested $3,000,000 of its excess cash flow with Hilliard Lyons for an improved return on its cash balance. Another $1,000,000 of excess cash was invested with Seasongood Asset Management during the second quarter of 2003. The investments are in money market and government backed securities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.    Controls and Procedures

         As of the end of the period covered by this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and terms of the Securities Exchange Commission. Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 25, 2003. At the Annual Meeting the shareholders (i) Elected as Directors for an additional three year term the three nominees proposed by the Board of Directors, and (ii) Ratified the Board of Directors selection of Deloitte & Touche LLP to serve as the Company’s independent auditors for the year 2003.

	Votes Cast for	Votes Withheld	Broker Non-Votes

John Schenkenfelder	4,406,652	82,759	0
Ronald Humin	4,401,867	87,544	0
Scott Armstrong	4,181,872	307,539	0

	Votes Cast for	Votes Withheld	Broker Non-Votes

Deloitte and Touche LLP to serve
as independent Auditors for the
year 2003	4,453,114	10,950	25,347

Item 5.    Other Information

NEW MANAGEMENT TEAM

The Company has completed a major reorganization of its management team and named Keith Williams President and Chief Executive Officer. Mr. Williams joins Keller Manufacturing with over twenty years of in-depth operational experience in business and manufacturing, more than half of which was spent at Child Craft Industries.

Along with Mr. Williams, the Board named three additional new appointments: David T. Richardson as Chief Financial Officer; Kenneth B. Fonville as President, Keller Design Center; and Victor P. Roos as Vice President, Sales and Marketing. Mr. Williams, Mr. Richardson, and Mr. Fonville will all be joining the Board as directors.

Keith Williams
Mr. Williams most recently served as President and CEO of Louisville-based bCatalyst, Inc., which offers venture capital to early stage companies, represents buyers and sellers of businesses through its merger, acquisition, and brokerage services, and performs contract management services.

Prior to starting bCatalyst in 2000, Mr. Williams served as President of San Francisco-based StreetFusion, a leading provider of investor relations tools for public companies and investment firms. StreetFusion was purchased in 2001 by CCBN, the leading investor relations firm.

From 1994 through early 1999, Mr. Williams served as Chief Operating Officer and later President and General Manager of SerVend International in Sellersburg, Indiana, a leading supplier of ice and beverage systems, which was acquired by Manitowoc Company in 1998. SerVend was cited nationally for its quality and business excellence, including a nomination for the Malcolm Baldrige National Quality Award in 1998.

From 1982 through 1994, Mr. Williams served in various positions at Child Craft Industries in Salem, Indiana, including Vice President of Engineering and Design and Vice President of Operations.

Mr. Williams holds two U.S. patents in furniture design and function, as well as a degree in Mechanical Engineering from Purdue University.

David T. Richardson
Mr. Richardson has over 16 years of financial leadership in industry, public accounting and banking. Since 2001 he has served as Managing Partner of Capital Consulting Group, LLC, a Louisville-based public accounting firm specializing in financial consulting and restructuring services. From 1998 – 2001, he served as Vice President, Finance for High Speed Access Corp. where he was responsible for accounting, financial reporting, investments, and assisted in raising approximately $450MM of equity and debt capital. Prior to that Mr. Richardson was an auditor with PricewaterhouseCoopers in Louisville, Kentucky and a commercial lender with Wachovia Bank in Atlanta, Georgia.

Mr. Richardson has an MBA from the Darden Graduate School of Business Administration at The University of Virginia and a Bachelor of Science in Business Administration from The University of Tennessee and is a Certified Public Accountant.

Kenneth B. Fonville
Mr. Fonville has over thirty years of experience in the furniture industry, serving as President of Pennsylvania House Furniture, a division of La-Z-Boy, from 1996 – 2002. Prior to joining Pennsylvania House, Mr. Fonville served as President and CEO of Hood Furniture from 1994 – 1996. He previously served as Senior Vice President, Sales and Marketing, for Drexel Heritage Furnishings from 1991 – 1994, and Vice President, General Manager of Bernhardt Furniture Industries from 1985 – 1991.

Mr. Fonville got his start in the industry with Armstrong World Industries and Thomasville Furniture Industries, a subsidiary at the time, in 1971 as a sales representative. Over his fourteen years with the company, he held a variety of positions of increasing responsibility, ending as Manager, Product and Merchandising for the Thomasville Division.

Mr. Fonville has a Bachelor of Science in Business Administration from West Virginia University.

Victor P. Roos
Mr. Roos has over fourteen years experience in materials, operations, engineering, and sales management. Most recently, Mr. Roos worked for Jasper, Indiana-based Kimball International where he served as Business Development/Sales Manager responsible for the flexcel Jasper Power Drive business. Prior to Kimball, he served as Production Manager and later Senior Account Manager for New Albany, Indiana-based Beach Mold & Tool. Mr. Roos also has held management positions with Fire King International, Child Craft Industries, and American Air Filter.

Mr. Roos has a Master of Business Administration degree from Indiana University and a Bachelor of Science in Management from Indiana University.

NO QUARTERLY DIVIDEND ISSUED

The Company has announced that it will not issue a quarterly dividend. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company has no intention of issuing dividends in the foreseeable future.

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

Dated: August 14, 2003 Dated: August 14, 2003	THE KELLER MANUFACTURING COMPANY, INC. /s/ Keith Williams Keith Williams President and Chief Executive Officer /s/ David T. Richardson David T. Richardson Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.01
Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to the Company’s Amendment No. 2 to its registration statement on Form 10 filed July 23, 1999, File No. 000-25939).

3.02
Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

3.03
Articles of Amendment of the Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.03 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

3.04	Bylaws of the Company (Incorporated by reference to Exhibit 3.04 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

4.01
Form of Shareholders Rights Agreement, dated as of December 18, 1998, by and between the Company and J.J.B. Hilliard, W.L. Lyons, Inc. as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company’s Amendment No. 2 to its registration statement on Form 10, filed July 23, 1999, File No. 000-25939).

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

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.