Form 10-Q
period 2003-09-30
KELLER MANUFACTURING CO
filed 2003-11-14
CIK 1085209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended:  September 30, 2003.

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

As of November 14, 2003, the registrant had 5,177,400 Common shares, no par value, outstanding.

TABLE OF CONTENTS

Page

PART I.

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of
	September 30, 2003, September 30, 2002 and December 31, 2002	3

	Consolidated Statements of Income for the
	Three Months Ended and the Nine Months ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows for the
	Nine Months ended September 30, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II.

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

	Signatures	12

	CEO Certification	13

	CFO Certification	14

	Index to Exhibits	15

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002 AND DECEMBER 31, 2002

	September 30,		December 31,
	2003	2002	2002
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$1,010,074	$4,279,383	$3,172,234
Investments available for sale	3,274,412	---	1,253,437
Accounts receivable, less allowance for doubtful accounts of
$836,000 at September 30, 2003, $805,000 at September 30,
2002 and $886,000 at December 31, 2002	3,027,720	4,614,548	3,807,817
Inventories	7,461,092	12,060,807	9,788,948
Deferred tax asset	809,998	769,598	897,451
Income taxes refundable	272,730	932,952	2,301,639
Other current assets	89,584	332,233	182,777

Total Current Assets	15,945,610	22,989,521	21,404,303

PROPERTY, PLANT AND EQUIPMENT - net	4,837,107	9,397,671	8,490,457

OTHER ASSETS:
Prepaid pension costs	---	1,331,724	---
Net assets available for sale	508,031	---	661,048
Deferred tax asset	86,696	---	---

Total Other Assets	594,727	1,331,724	661,048

TOTAL ASSETS	$21,377,445	$33,718,916	$30,555,808

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$574,931	$604,395	$660,165
Accrued commissions, salaries & withholdings	542,811	577,887	436,889
Accrued vacation	461,848	734,130	547,895
Accrued pension liability	450,647	---	450,647
Allowance for sales returns	380,000	245,000	347,981
Restructuring reserve	---	---	242,299
Accrued health, life & workers comp. insurance	739,536	560,664	816,885
Accrued property taxes	272,803	421,510	279,269
Other current liabilities	227,391	105,112	328,183

Total Current Liabilities	3,649,967	3,248,698	4,110,213

LONG-TERM LIABILITIES:
Accrued pension liability	1,426,622	---	1,339,255
Deferred income taxes	85,352	1,279,650	241,989
Other long-term liabilities	38,580	---	107,890

Total Long-Term Liabilities	1,550,554	1,279,650	1,689,134

TOTAL LIABILITIES	5,200,521	4,528,348	5,799,347

COMMITMENTS AND CONTINGENCIES	---	---	---

STOCKHOLDERS' EQUITY:
Common stock - no par value, authorized 40,000,000 shares, issued and outstanding 5,177,400 (September 30, 2003), 5,464,111
(September 30, 2002), 5,301,611 (December 31, 2002)	1,670,207	1,615,396	1,710,350
Deferred stock compensation	24,164	---	---
Accumulated other comprehensive loss	(1,874,914)	---	(1,874,914)
Retained earnings	16,357,467	27,575,172	24,921,025

Total Stockholders' Equity	16,176,924	29,190,568	24,756,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,377,445	$33,718,916	$30,555,808

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

NET SALES	$5,014,462	$8,302,862	$17,697,230	$27,845,113

COST OF SALES	5,870,516	7,679,901	18,200,724	25,448,026

GROSS PROFIT (LOSS)	(856,054)	622,961	(503,494)	2,397,087

SELLING, GENERAL AND ADMINISTRATIVE	1,762,538	1,896,322	4,301,482	5,760,295
IMPAIRMENT OF FIXED ASSETS	2,850,129	---	2,850,129	---

OPERATING LOSS	(5,468,721)	(1,273,361)	(7,655,105)	(3,363,208)

OTHER INCOME (EXPENSE):
Interest income	17,469	12,826	39,470	36,451
Interest expense	(27)	---	(5,377)	(1,515)
Loss on disposal of fixed assets	(391,684)	---	(420,833)	---
Other expense	(85,668)	33,266	(240,987)	100,220

Total Other Income (Expense), net	(459,910)	46,092	(627,727)	135,156

LOSS BEFORE INCOME TAXES	(5,928,632)	(1,227,269)	(8,282,833)	(3,228,052)

INCOME TAX BENEFIT	---	(372,024)	(155,880)	(1,229,811)

NET LOSS	$(5,928,632)	$(855,245)	$(8,126,953)	$(1,998,241)

NET LOSS PER SHARE OF COMMON STOCK,
BASIC AND DILUTIVE -
Based on weighted average number of shares outstanding
of 5,177,400 and 5,376,611 for the three months ended
September 30, 2003 and 2002 respectively; and
5,240,751 and 5,397,065 for the nine months ended
September 30, 2003 and 2002 respectively	$(1.15)	$(0.16)	$(1.55)	$(0.37)

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(8,126,953)	$(1,998,241)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	838,800	996,300
Loss on fixed asset disposals	420,833	---
Loss from impairment of fixed assets	2,850,129	---
Write down of inventory	336,150	---
Bad debt expense	257,433	90,000
Deferred income taxes	(155,880)	(229,743)
Compensation for stock options granted	24,164	---
Changes in Assets and Liabilities
Accounts receivable	522,664	773,266
Inventory	1,991,706	1,765,342
Income taxes refundable / payable	2,028,909	643,344
Other current assets	93,193	(174,217)
Prepaid pension costs / accrued pension liability	87,367	443,785
Accounts payable	(85,234)	79,476
Accrued commissions, salaries & withholdings & accrued vacation	19,875	155,191
Allowance for sales returns	32,019	---
Restructuring reserve	(242,299)	---
Accrued health, life & workers compensation insurance	(77,349)	---
Accrued property taxes	(6,466)	---
Other liabilities	(170,102)	92,847

Total Adjustments	8,765,913	4,635,591

Net Cash Provided By Operating Activities	638,959	2,637,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments available for sale	(2,020,975)	---
Acquisitions of property, plant & equipment	(303,395)	(343,221)

Net Cash Used In Investing Activities	(2,324,370)	(343,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of common stock	(291,752)	(132,958)
Dividends paid	(184,997)	(473,100)

Net Cash Used In Financing Activities	(476,749)	(606,058)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,162,160)	1,688,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,172,234	2,591,312

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,010,074	$4,279,383

CASH (PAID) REFUNDED DURING THE YEAR FOR:
Interest	$(5,377)	$(1,400)

Income tax refunds	$2,028,909	$1,479,000

See notes to the consolidated financial statements

THE KELLER MANUFACTURING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 2003 AND 2002
AND DECEMBER 31, 2002

Note 1.    Basis of Presentation

The interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair statement of results for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. This report should be read in conjunction with the audited consolidated financial statements included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003 or any other interim period.

Note 2.    Inventories

The following is a summary of the major classes of inventories:

	September 30, 2003 (Unaudited)	September 30, 2002 (Unaudited)	December 31, 2002

Raw materials	$1,943,585	$3,617,695	$3,122,773
Work-in-process	2,665,857	5,433,259	3,653,633
Finished goods	3,187,800	3,009,853	3,012,542
Less: Obsolescence reserve	(336,150)	---	---

Net inventories	$7,461,092	$12,060,807	$9,788,948

See also footnote 6, Inventory Obsolescence Reserve.

Note 3.    Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted this statement effective January 1, 2003. Management has concluded that the adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

Note 5.    Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the consolidated financial statements or income tax return.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future. Because of the continuous losses through the third quarter of 2003, the Company has provided a valuation allowance for operating loss carryforwards originating in the second and third quarters.

Note 6.    Inventory Obsolescence Reserve

During the third quarter of 2003 an inventory obsolescence reserve of $.3 million was established for slow moving and obsolete inventories. This amount has been reflected on the balance sheet as a reduction to the inventory balance at September 30, 2003, and is included in cost of sales for the three and nine month periods ending September 30, 2003.

Note 7.    Impairment of Fixed Assets

The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Equipment and improvements with an original cost of $1.3 million were written off in the third quarter of 2003 as a result of the initial stages of shutting down production at the Company’s Corydon, Indiana production facility creating a loss of $.4 million. Also related to the Corydon plant closing, equipment and improvements with an original cost of $6.2 million were adjusted to their net realizable values creating an impairment loss of $2.9 million in the third quarter of 2003. Net realizable values were based on the estimated market values of the assets as of September 30, 2003.

Note 8.    Deferred Stock Compensation

In August 2003, the Board approved The Keller Manufacturing Company, Inc. 2003 Stock Option Plan and issuance of 560,000 options on common shares to certain executives at an exercise price less than market value with vesting periods over the next four years. The Company recorded approximately $24,000 of deferred stock compensation expense with a credit to shareholders’ equity during the third quarter. This amount represents the intrinsic value of stock options earned during the quarter. Future vesting is contingent upon continued employment by those executives.

Note 9.    Environmental Liabilities

The Company recognizes any environmental cleanup liabilities when a loss is probable and can be reasonably estimated. For closed or closing plants owned by the Company and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on environmental assessment of the plant property. As of September 30, 2003, the potential costs related to the Corydon, Indiana site and the possible impact thereof on the financial position and results of operations are uncertain due in part to the uncertainty as to the extent of contamination, if any, of the site with hazardous substances, the complexity of Government laws and regulations relating to environmental protection, and the varying costs and effectiveness of alternative cleanup technologies and methods, if required.

Note 10.    Subsequent Event.

On November 13, 2003 the Company closed the sale of its Culpeper, Virginia plant, the net book value of which has been reflected on the balance sheet at September 30, 2003 as "net assets available for sale." Gross proceeds from the transaction were $2.1 million, which resulted in a gain of approximately $1.6 million to be reflected in the results for the fourth quarter of 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains statements that constitute forward looking statements within the meaning of the securities laws. Such statements may include statements regarding the intent, belief or current expectations of The Keller Manufacturing Company, Inc. (the “Company”) or its officers with respect to (i) the Company’s strategic plans, (ii) the policies of the Company regarding capital expenditures, financing or other matters, and (iii) industry trends affecting the Company’s financial condition or results of operations. Readers of this discussion are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2003, September 30, 2002, and December 31, 2002 and the consolidated results of operations for the three month and nine month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented herein and with the financial statements and other financial data as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations included the Company’s December 31, 2002 Annual Report to Shareholders.

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

Results of Operations

The following table sets forth, for the periods indicated, consolidated statement of income data as a percentage of net sales.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	117.1%	92.5%	102.9%	91.4%

Gross Profit (Loss)	(17.1%)	7.5%	(2.9%)	8.6%

Selling, General and Administrative	35.1%	22.8%	24.3%	20.7%

Impairment of Fixed Assets	56.9%	*	16.1%	*

Operating Loss	(109.1%)	(15.3%)	(43.3%)	(12.1%)

Other Income (Expense), Net	(9.2%)	*	(3.6%)	*

Loss Before Income Taxes	(118.3%)	(14.8%)	(46.9%)	(11.6%)

Income Tax Benefit	*	(4.5%)	(1.0%)	(4.4%)

Net Loss	(118.3%)	(10.3%)	(45.9%)	(7.2%)

*  Less than 1%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales.  Net Sales decreased by approximately $3.3 million to approximately $5.0 million for the third quarter of 2003 compared to approximately $8.3 million in the third quarter of 2002. The approximate 40% decrease in net sales resulted from the continued weak economy, the elimination of certain products which had been sold in 2002, strong sales of Chinese imports by competitors and the current slow sales of high ticket bedroom and dining room furniture. Backlog of unshipped orders at September 30, 2003 and 2002 was approximately $1.1 million and $3.0 million, respectively.

Cost of Sales.  Cost of sales as a percentage of net sales increased to 117.1% for the third quarter 2003 from 92.5% for the third quarter 2002. The increase in cost of sales as a percentage of net sales resulted from lower sales volume and the establishment of the inventory obsolescence reserve discussed below. Actual cost of sales was $5.9 million and $7.7 million for the third quarter of 2003 and 2002, respectively.

Selling, General and Administrative Expenses (“SG&A”).  SG&A expenses decreased by approximately $0.1 million from approximately $1.9 million for the third quarter of 2002, to approximately $1.8 million for the third quarter of 2003. As a percent of net sales, SG&A expenses increased from 22.8% for the third quarter of 2002 to 35.1% for the third quarter of 2003. This increase was primarily due to lower volume of sales for the third quarter of 2003 as compared to the third quarter of 2002.

Obsolescence Reserve Established.  During the third quarter of 2003, a reserve for obsolete and slow moving inventory was established resulting in an increase to cost of sales of $.3 million (Note 6).

Impairment of Fixed Assets.  Fixed assets with an original cost of $1.3 million were written off during the third quarter of 2003 resulting in a loss of $.4 million. Also during the third quarter of 2003, fixed assets with an original cost of $6.2 million were adjusted to their net realizable values, resulting in an impairment loss of $2.9 million. Both of these adjustments are related to the closing of the Corydon, Indiana production facility and are discussed in Note 7.

Net Loss.  As a result of the above factors, the Company posted a net loss of approximately $(6.0) million for the third quarter of 2003 as compared to the $(.85) million net loss posted in the third quarter of 2002. The net loss per share increased from $(0.16) to $(1.15).

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales.  Net sales decreased approximately $10.1 million to approximately $17.7 million in the first nine months of 2003 compared to approximately $27.8 million in the first nine months of 2002. The 36% decrease in net sales resulted from a decrease in orders due to the continued weak economy, the elimination of certain products which had been sold in 2002, strong sales of Chinese imports by competitors and the slow sales of high ticket bedroom and dining room furniture.

Cost of Sales.  Cost of sales as a percentage of net sales increased from 91.4% in the first nine months of 2002 to 102.9% in the first nine months of 2003. The increase in cost of sales as a percentage of net sales resulted from lower sales volume and the establishment of the inventory obsolescence reserve discussed below. Cost of sales decreased approximately $7.2 million from approximately $25.4 million in the first nine months of 2002 to approximately $18.2 million in the first nine months of 2003.

Selling, General and Administrative Expenses (“SG&A”).  SG&A expenses decreased approximately $1.5 million from approximately $5.8 million in the first nine months of 2002 to approximately $4.3 million in the first nine months of 2003. However, as a percent of net sales, SG&A expenses increased from 20.7% in the first nine months of 2002 to 24.3% in the first nine months of 2003. This increase was primarily the result of the lower sales volume in the first nine months of 2003 as compared to the first nine months of 2002.

Obsolescence Reserve Established.  During the third quarter of 2003, a reserve for obsolete and slow moving inventory was established, resulting in an increase to cost of sales of $.3 million (Note 6).

Impairment of Fixed Assets.  Fixed assets with an original cost of $1.3 million were written off during the third quarter of 2003 resulting in a loss of $.4 million. Also during the third quarter of 2003, fixed assets with an original cost of $6.2 million were adjusted to their net realizable values, resulting in an impairment loss of $2.9 million. Both of these adjustments are related to the closing of the Corydon, Indiana production facility and are discussed in Note 7.

Net Loss.  As a result of the above factors, the net loss for the first nine months of 2003 was approximately $(8.1) million as compared to the $(2.0) million loss posted in the same period of 2002. The loss per share increased from $(0.37) to $(1.55).

Liquidity and Capital Resources

Net working capital decreased from approximately $19.7 million at September 30, 2002 to approximately $12.3 million at September 30, 2003. Inventory decreased by approximately $4.6 million to $7.5 million at September 30, 2003 from the September 30, 2002 balance of $12.1 million. This decrease in inventory primarily resulted from management’s decision to operate at reduced inventory levels and from efficiencies related to plant consolidations. Accounts receivable decreased approximately $1.6 million at September 30, 2003 as compared to September 30, 2002. This decrease in accounts receivable primarily resulted from lower sales volume. Cash and Investments available for sale remained at approximately $4.3 million at September 30, 2002 and 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 4.    Controls and Procedures

The Company has performed, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness and the design and operation of the Company’s disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the Securities Exchange Commission.

Since the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions with regard to significant deficiencies and material weaknesses were taken.

PART II OTHER INFORMATION

Item 5.    Other Information

NO QUARTERLY DIVIDEND ISSUED

During the third quarter of 2003 the Company announced that it would not issue a dividend for the second quarter. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend on the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company has no intention of issuing dividends for the foreseeable future.

Item 6.    Exhibits and Reports on Form 8-K

        (a)         Exhibits.    See Index to Exhibits

        (b)         Reports on Form 8-K:

Form 8-K filed August 8, 2003, under item 5, No Quarterly Dividend and New Management Team Announced.

Form 8-K filed August 25, 2003, under item 5, Plant Consolidation Plan Announced.

Form 8-K filed September 9, 2003, under item 5, Planned Sale of Keller Sports Park Announced.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003 Dated: November 14, 2003	THE KELLER MANUFACTURING COMPANY, INC. /s/ Keith Williams Keith Williams President and Chief Executive Officer /s/ David T. Richardson David T. Richardson Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

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

3.04	Amended and Restated Bylaws of the Company.

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

4.03	See Article II of the Bylaws of the Company found in Exhibit 3.04 (incorporated by reference to Exhibit 3.04).

10.1	The Keller Manufacturing Company, Inc. 2003 Stock Option Plan dated August 15, 2003.

10.2	IHFC Properties, LLC lease dated November 4, 2003.

10.3
Contract for Purchase and Sale of Real Estate by and between the Company and Structural Systems dated April 16, 2003 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 14, 2003).

10.4
Amendment to Contract for Purchase of Real Estate by and between the Company and Structural Systems dated August 14, 2003 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 14, 2003).

10.5
Second Amendment to Contract for Purchase and Sale of Real Estate by and between the Company and Structural Systems dated October 13, 2003 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 14, 2003).

10.6
Third Amendment to Contract for Purchase and Sale of Real Estate by and between the Company and Structural Systems dated October 15, 2003 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed November 14, 2003).

10.7
Fourth Amendment to Contract for Purchase and Sale of Real Estate by and between the Company and Structural Systems dated October 20, 2003 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed November 14, 2003).

10.8
Fifth Amendment to Contract for Purchase and Sale of Real Estate by and between the Company and Structural Systems dated October 31, 2003 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed November 14, 2003).

10.9
Agreement Regarding Environmental Matters by and between the Company, the Purchaser and Structural Systems dated November 11, 2003 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed November 14, 2003).

10.10
Environmental Cleanup and Escrow Agreement by and between the Company, Structural Systems, the Purchaser, Bank of America, N.A. and Commercial Title Group, Inc. dated November 11, 2003 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed November 14, 2003).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.